Form 10-Q
period 2026-09-30
Accelevation Holdings Corp.
filed 2026-11-13
CIK 2141406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____ to _____
Commission file number 001-43490

Accelevation Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	42-3222150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9555 N. Springboro Pike, Suite 400 Miamisburg, Ohio	45342
(Address of Principal Executive Offices)	(Zip Code)
937 258-0616
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ACCV	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,”
and "emerging growth company" in Rule 12b-2 of the Exchange Act.

September 30, 2026 Form 10-Q	2

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Class of Common Stock	Shares Outstanding as of November 2, 2026
Class A Common Stock, $0.0001 par value per share	120,022,472
Class B Common Stock, $0.0001 par value per share	104,977,528

September 30, 2026 Form 10-Q	i
Explanatory Note
This quarterly report on Form 10-Q presents (i) the balance sheets of Accelevation Holdings Corp., the registrant, as of June 15,
2026 (the date of formation) and September 30, 2026 and (ii) the historical condensed consolidated financial information and data as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 for
Accelevation LLC (the "Operating Company").
Accelevation Holdings Corp. (the “Company”, "we", or "us") was formed as a Delaware corporation on June 15, 2026 to be the issuer for our initial public offering (the “initial public offering” or “IPO”), which closed on October 1, 2026. Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented for Accelevation
Holdings Corp. for the period from June 15, 2026 to September 30, 2026, because during that period, we did not engage in any material business or other activities except in connection with our formation. All of our business operations are currently, and have historically been, conducted through the Operating Company and its direct and indirect subsidiaries.
As a result of the Organizational Transactions (as defined below), which occurred in connection with the IPO, Accelevation
Holdings Corp. is a holding company and the sole managing member of Accelevation Holdings LLC, the direct parent of the
Operating Company beginning October 1, 2026. Accordingly, in future periodic reports, we will present the historical consolidated financial information and data of Accelevation Holdings Corp., and will consolidate the financial information and data of the
Operating Company into our results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q of Accelevation Holdings Corp. contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,”
“estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•a reduction in demand or slowdown in the growth of drivers of data center demand;
•changes in data center industry dynamics, including increased siting constraints or community opposition;
•negative publicity about us or our industry;
•our dependence on a limited number of large-scale data center customers;
•our dependence on a concentrated base of hyperscale and colocation customers;
•our backlog being subject to unexpected adjustments and cancellations;
•our ability to compete effectively on speed-to-capacity, on-time delivery, customization, integration and price against intense and increasing competition;
•our failure to anticipate and adapt to rapid changes in data center technologies and architectures;
•our failure to secure new contracts;
•our ability to identify, integrate and realize the expected benefits of acquisitions;
•limitations on our indemnification rights in acquisition agreements;

September 30, 2026 Form 10-Q	ii
•the success of our cost management strategies, vertically integrated operating model and modular infrastructure platform;
•extended sales cycles and irregular customer ordering patterns;
•our exposure to cost overruns and schedule penalties under fixed-price or committed-schedule arrangements;
•our dependence on the continued service of our founders and key leaders and our ability to recruit and retain skilled engineers, technicians and electricians;
•our ability to scale operations rapidly, including investment in workforce development, operating infrastructure and cross-functional coordination;
•any equipment failure, capacity constraints, labor availability and safety incidents, including physical hazards inherent to our industry;
•shortages, quality issues, price increases, transportation disruptions or government trade actions affecting raw materials and components in our supply chain;
•our reliance on contractors and subcontractors to supplement our own capabilities and to conduct aspects of our business;
•an economic downturn, tighter financing conditions or pricing challenges;
•geopolitical developments, trade policy shifts and macroeconomic volatility, including commodity price volatility;
seasonal variations in operations and demand that affect construction activity;
•business disruption, natural disasters, public health events or other catastrophic events;
•our failure to adequately protect our intellectual property and other proprietary rights;
•claims alleging infringement, misappropriation or violation of third-party intellectual property rights;
•our failure to obtain or maintain sufficient insurance at acceptable cost;
•changes in laws, regulations and standards applicable to our business;
•disruption in our customers’ markets from future AI-related legislation and regulation and the impact it may have on demand for our products and services;
•product defects, installation errors or performance shortfalls resulting in warranty claims, reputational harm and liability;
•potential legal proceedings and disputes arising from our operations;
•misconduct or noncompliance by employees or subcontractors;
•our ability to comply with environmental, health and safety laws in our manufacturing facilities and at customer sites;
•our indebtedness and financing needs and the limitations our existing Credit Agreement imposes, and any future credit agreements may impose, on us;
•our inability to remediate our material weaknesses, or our failure to develop and maintain effective internal control over financial reporting;
•cybersecurity incidents or data privacy breaches;
•risks and uncertainties related to the development and use of AI, which may present business, compliance and reputational risks; and
•other factors disclosed under “Risk Factors” in our prospectus filed with the Securities and Exchange Commission under
Rule 424(b)(4) on October 1, 2026.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included

September 30, 2026 Form 10-Q	iii
in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

September 30, 2026 Form 10-Q	iv

September 30, 2026 Form 10-Q	1
Part I
Item 1. Financial Statements
Part I - Financial Information
Item 1. Financial Statements
Accelevation Holdings Corp.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2026	June 15, 2026
ASSETS
Total assets	$—	$—
LIABILITIES AND STOCKHOLDER'S EQUITY
Total liabilities	—	—
Stockholder's equity
Receivable from Olympus Growth Fund VIII Parallel, L.P.	(10)	(10)
Common stock, $0.01 par value per share, 1,000 shares issued, authorized and outstanding as of September 30, 2026 and June 15, 2026	10	10
Total stockholder's equity	—	—
Total liabilities and stockholder's equity	$—	$—

September 30, 2026 Form 10-Q	2
Part I
Item 1. Financial Statements
Accelevation Holdings Corp.
Notes to the Financial Statements
NOTE 1. ORGANIZATION
Accelevation Holdings Corp. (the “Company” or "we") was formed as a Delaware corporation on June 15, 2026, as a wholly-owned subsidiary of Olympus Growth Fund VIII Parallel, L.P. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Accelevation LLC (the “Operating Company” or “Accelevation LLC”)
and its subsidiaries.
On October 1, 2026, we completed our initial public offering (the “IPO”), in which we sold 10,000,000 shares of the Company’s
Class A common stock, par value $0.0001 per share (“Class A common stock”) at a public offering price of $18.00 per share, excluding 20,000,000 shares of Class A common stock sold by certain selling stockholders. See Note 5 - Subsequent Events for disclosure regarding the IPO and related transactions.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statement are presented in conformity with accounting principles generally accepted in the United
States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Separate statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows have not been presented because there have been no activities in this entity as of September 30, 2026. The functional currency of the Company is the U.S. dollar.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statement and the accompanying notes. Actual results could materially differ from these estimates.
NOTE 3. COMMON STOCK
As of September 30, 2026 and June 15, 2026, we were authorized to issue 1,000 shares of common stock, par value $0.01 per share, and had issued 1,000 shares of common stock to Olympus Growth Fund VIII Parallel, L.P.
NOTE 4. RECEIVABLE FROM OLYMPUS GROWTH FUND VIII PARALLEL, L.P.
In connection with the issuance of common stock to Olympus Growth Fund VIII Parallel, L.P., we recognized a receivable balance of $10. Receivables arising from the issuance of capital stock are recorded as subscriptions receivable and presented as a deduction from stockholder’s equity until the receivable is settled in cash. As part of the IPO transactions, the shares held by
Olympus Growth Fund VIII Parallel, L.P. were redeemed and canceled. See Note 5 - Subsequent Events
NOTE 5. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 13, 2026, the date the financial statements were issued.
Organizational Transactions and IPO
In connection with the consummation of the IPO on October 1, 2026, the Company and Accelevation LLC undertook certain organizational transactions, including:
•The Company (i) formed Accelevation Holdings LLC (“Holdings LLC”) as the direct parent entity of Accelevation LLC, with classes of common membership interests consisting of Series A Units and Series B Units of Holdings LLC (together, the “LLC Units”), and (ii) was appointed as the sole managing member of Holdings LLC.

September 30, 2026 Form 10-Q	3
Part I
Item 1. Financial Statements
•The Company and Holdings LLC amended and restated the Accelevation LLC Operating Agreement to, among other things, modify the capital structure of Accelevation LLC to be a wholly owned subsidiary of Holdings LLC.
•Funds affiliated with Olympus Partners, LP (the “Principal Stockholder”) and certain other holders of indirect interests in
Holdings LLC engaged in a series of transactions, which included one or more contributions, mergers or otherwise, that, among other consequences, resulted in certain holders of an indirect interest in Holdings LLC exchanging a portion of such interest in Holdings LLC for a direct or indirect interest in Accelevation Pubco Holdings LP (“Accelevation Pubco
Holdings”), which in turn contributed such interests in Holdings LLC to the Company in exchange for shares of Class A common stock.
•The Company amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally and (ii) for Class B common stock, with each share of Class B common stock entitling its holder to one vote per share on all matters presented to the Company’s stockholders generally. Shares of Class A common stock and Class B common stock vote as a single class. The shares of Class B common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of the
Company.
•The Company issued 116,965,529 shares of Class B common stock to Accelevation Investment Holdings LLC
(“Investment Holdings”) on a one-to-one basis with the number of Series B Units in Holdings LLC it owns, for nominal consideration.
•The Company and Holdings LLC entered into the Exchange Agreement with Investment Holdings and Instor Blocker, Inc.
(“Instor”), which is described in more detail below.
•The Company and Holdings LLC entered into the Tax Receivable Agreement (the “Tax Receivable Agreement”) with
Investment Holdings and Instor, which is described in more detail below.
•The Company issued 10,000,000 shares of its Class A common stock at the IPO price of $18.00 per share in exchange for net proceeds of approximately $170.6 million, after deducting approximately $9.5 million of underwriting discounts and commissions.
•The Company used such net proceeds to acquire 10,000,000 newly issued Series A Units in Holdings LLC.
As the sole managing member of Holdings LLC, the Company operates and controls all of the business and affairs of Holdings LLC and conducts its business through Holdings LLC and its direct and indirect subsidiaries.
2026 Credit Agreement
In October, Accelevation LLC paid-off its existing credit facilities and entered into a new credit facility. Holdings LLC and
Accelevation LLC used the $400.0 million of proceeds from the new credit facility, cash on hand, and the net proceeds received from the Company for the purchase of newly issued Series A Units in connection with the IPO (i) to repay approximately $651.5 million of outstanding borrowings under the prior credit facilities and (ii) to pay approximately $4.9 million of expenses incurred in connection with the refinancing.
Up-C Structure and Tax Receivable Agreement
The Company’s corporate structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”)
structure, which is often used by partnerships and limited liability companies undertaking an initial public offering. The Up-C structure, together with the Tax Receivable Agreement, allows certain prior direct and indirect owners of Holdings LLC to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the offering. One of these benefits is that future taxable income of Holdings LLC that is allocated to such owners will be taxed on a flow-through basis and therefore will generally not be subject to corporate U.S. federal income

September 30, 2026 Form 10-Q	4
Part I
Item 1. Financial Statements
taxes at the entity level. The Tax Receivable Agreement, among other things, provides for the payment by the Company to holders of Series B Units in Holdings LLC (the “TRA Rights Holders”) 85% of the amount of certain tax savings (calculated using certain assumptions), if any, that the Company actually realizes as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain other tax attributes of Holdings LLC and its subsidiaries that existed prior to the IPO and (iii) certain other tax benefits related to the Company’s entry into the Tax Receivable
Agreement, including tax benefits attributable to payments that the Company is required to make under the Tax Receivable
Agreement. The Company retains the benefit of the remaining 15% of these tax savings, if any.
Exchange Rights of LLC Unitholders
In accordance with the Exchange Agreement, holders of Series B Units of Holdings LLC (or certain permitted transferees thereof)
are entitled to exchange their Series B Units of Holdings LLC for shares of the Company’s Class A common stock on a one-for-one basis or, at the Company’s election, for cash, from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock in such public offering or private sale). In connection with the election of an exchange of
Series B Units in Holdings LLC pursuant to the Exchange Agreement, an equivalent number of shares of the Company’s Class B common stock must be delivered to the Company. Any shares of Class B common stock so delivered will be cancelled.
2026 Omnibus Incentive Plan
On September 29, 2026, the board of directors of the Company (the “Board”) adopted and approved the Accelevation Holdings
Corp. 2026 Omnibus Incentive Plan (the “2026 Plan”) which became effective in connection with the IPO. The 2026 Plan is administered by the Compensation and Nominating Committee. The number of shares that may be issued under the 2026 Plan is approximately 17.9 million, but the 2026 Plan provides for an annual increase each calendar year beginning in 2027, and ending and including 2036, equal to the lesser of (a) 3% of the aggregate number of shares of Class A common stock and Class B common stock of the Company, in each case, outstanding on December 31 of the immediately preceding calendar year and (b)
such smaller number of shares of Class A common stock as is determined by the Board. The 2026 Plan allows the issuance of stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock, performance awards, and other stock awards to directors, officers, and employees.
IPO Grants
In connection with the IPO on October 1, 2026, the Company issued awards under the 2026 Plan as follows:
•1.8 million RSUs to certain employees that vest according to terms set forth in their employment contracts or separate agreements; and
•0.7 million RSUs to employees that vest over one year.
All RSUs have a grant date fair value of $16.59 per share.

September 30, 2026 Form 10-Q	5
Part I
Item 1. Financial Statements
Accelevation LLC
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2026 and December 31, 2025

(in thousands)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$108,512	$16,267
Accounts receivable, net of allowance for credit losses of $0.5 million and $0.3 million	119,952	82,302
Contract assets	96,741	52,816
Inventories	66,991	45,285
Prepaid expenses and other current assets	13,211	5,188
Assets held for sale	—	8,802
Total current assets	405,407	210,660
Property, plant and equipment, net	48,994	32,942
Right-of-use assets - operating leases	45,637	23,441
Goodwill	186,400	186,400
Intangible assets, net	237,072	268,208
Other long-term assets	7,392	1,296
Total assets	930,902	722,947
LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payable	77,597	68,283
Accrued expenses and other current liabilities	29,027	16,139
Contract liabilities	104,678	12,252
Related party payable	365	7,944
Current maturities of long-term debt	6,676	2,683
Current portion of operating lease liabilities	5,710	2,815
Liabilities held for sale	—	3,699
Total current liabilities	224,053	113,815
Other liabilities
Long-term debt, net	648,776	269,874
Operating lease liabilities, net	41,782	21,794
Other long-term liabilities	11,794	10,305
Total other liabilities	702,352	301,973
Commitments and contingencies (Note 12)
Members' equity
Members' equity	23,661	283,427
Members' notes receivable	(22,095)	—
Retained earnings	2,931	17,815
Total members' equity	4,497	301,242
Noncontrolling interest	—	5,917
Total equity	4,497	307,159
Total liabilities and equity	$930,902	$722,947

September 30, 2026 Form 10-Q	6
Part I
Item 1. Financial Statements
Accelevation LLC
Condensed Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$202,224	$121,888	$639,675	$280,518
Cost of goods sold	143,063	79,755	464,364	190,091
Gross profit	59,161	42,133	175,311	90,427
Operating expenses:
Selling, general and administrative expenses	26,561	15,766	81,206	44,350
Amortization of intangible assets	13,765	8,040	31,136	23,800
Related party expenses	640	256	7,378	756
Impairment on assets held for sale	—	—	2,128	—
Total operating expenses	40,966	24,062	121,848	68,906
Operating income	18,195	18,071	53,463	21,521
Non-operating income (expenses)
Interest income	657	123	1,199	182
Interest expense	(16,046)	(5,673)	(31,323)	(16,106)
Other income (expenses), net	345	1,409	81	(68)
Total non-operating expense, net	(15,044)	(4,141)	(30,043)	(15,992)
Income before income taxes	3,151	13,930	23,420	5,529
(Benefit) provision for income taxes	(2)	284	942	594
Net income	3,153	13,646	22,478	4,935
Net income attributable to noncontrolling interest	222	—	718	—
Net income attributable to Accelevation LLC	$2,931	$13,646	$21,760	$4,935

September 30, 2026 Form 10-Q	7
Part I
Item 1. Financial Statements
Accelevation LLC
Condensed Consolidated Statements of Members' Equity (Unaudited)
Three Months Ended September 30, 2026 and 2025

(in thousands)	Members' Equity	Members' Notes Receivable	Retained Earnings	Noncontrolling Interest	Total
Three Months Ended
Balance at July 1, 2026	$25,528	$—	$—	$5,779	$31,307
Distributions to members	(829)	—	—	—	(829)
Notes receivable issued to members	—	(22,095)	—	—	(22,095)
Distributions to noncontrolling interest	—	—	—	(260)	(260)
Equity-based compensation expense	751	—	—	—	751
Redemption of noncontrolling interest	(1,789)	—	—	(5,741)	(7,530)
Net income	—	—	2,931	222	3,153
Balance at September 30, 2026	$23,661	$(22,095)	$2,931	$—	$4,497

(in thousands)	Members' Equity	Members' Notes Receivable	Retained Earnings (Deficit)	Noncontrolling Interest	Total
Three Months Ended
Balance at July 1, 2025	$289,166	$—	$(12,551)	$—	$276,615
Redemption of members' equity	(250)	—	—	—	(250)
Distributions to members	(5,439)	—	—	—	(5,439)
Equity-based compensation expense	124	—	—	—	124
Net income	—	—	13,646	—	13,646
Balance at September 30, 2025	$283,601	$—	$1,095	$—	$284,696

September 30, 2026 Form 10-Q	8
Part I
Item 1. Financial Statements
Accelevation LLC
Condensed Consolidated Statements of Members' Equity (Unaudited)
Nine Months Ended September 30, 2026 and 2025

(in thousands)	Members' Equity	Members' Notes Receivable	Retained Earnings	Noncontrolling Interest	Total
Nine Months Ended
Balance at January 1, 2026	$283,427	$—	$17,815	$5,917	$307,159
Redemption of members' equity	(270)	—	—	—	(270)
Distributions to members	(259,648)	—	(36,644)	—	(296,292)
Notes receivable issued to members	—	(22,095)	—	—	(22,095)
Distributions to noncontrolling interest	—	—	—	(894)	(894)
Equity-based compensation expense	1,941	—	—	—	1,941
Redemption of noncontrolling interest	(1,789)	—	—	(5,741)	(7,530)
Net income	—	—	21,760	718	22,478
Balance at September 30, 2026	$23,661	$(22,095)	$2,931	$—	$4,497

(in thousands)	Members' Equity	Members' Notes Receivable	Retained Earnings	Noncontrolling Interest	Total
Nine Months Ended
Balance at January 2, 2025	$—	$—	$—	$—	$—
Issuance of members' equity upon change in control	292,427	—	(3,840)	—	288,587
Issuance of members' equity in connection with acquisitions	10,250	—	—	—	10,250
Redemption of members' equity	(580)	—	—	—	(580)
Distributions to members	(18,774)	—	—	—	(18,774)
Equity-based compensation expense	278	—	—	—	278
Net income	—	—	4,935	—	4,935
Balance at September 30, 2025	$283,601	$—	$1,095	$—	$284,696

September 30, 2026 Form 10-Q	9
Part I
Item 1. Financial Statements
Accelevation LLC
Condensed Consolidated Statements of  Cash Flows (Unaudited)
Nine Months Ended September 30, 2026 and 2025

(in thousands)	September 30, 2026	September 30, 2025
OPERATING ACTIVITIES
Net income	$22,478	$4,935
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,579	831
Amortization of intangibles	31,136	23,800
Equity-based compensation expense	1,941	278
Noncash operating lease expense	5,742	3,726
Provision for inventory obsolescence	879	1,319
Other noncash items	8,304	4,547
Changes in operating accounts, net of acquisitions:
Accounts receivable, net	(37,342)	(34,279)
Contract assets	(43,925)	(9,764)
Inventories	(22,494)	(17,280)
Prepaid expenses and other current assets	(8,026)	2,353
Accounts payable	9,438	18,566
Accrued expenses and other current liabilities	8,896	610
Contract liabilities	92,426	(1,042)
Related party payable	(7,902)	—
Other assets and liabilities	(5,865)	(4,176)
Net cash provided by (used in) operating activities	58,265	(5,576)
INVESTING ACTIVITIES
Purchases of property and equipment	(19,037)	(8,413)
Payments for purchases of businesses, net of cash acquired	—	(398,433)
Proceeds from sale of a business, net of cash transferred	1,643	—
Net cash used in investing activities	(17,394)	(406,846)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable	407,470	226,300
Proceeds from revolving credit facility	50,000	41,500
Payments on term loan	(9,320)	(566)
Payments on revolving credit facility	(60,000)	(31,500)
Debt issuance costs paid	(5,917)	(5,574)
Distributions to members	(296,292)	(16,905)
Notes receivable issued to members	(22,095)	—
Payment of deferred offering costs	(3,659)	—
Redemption of noncontrolling interest	(7,530)	—
Proceeds from issuance of member units	—	215,000
Other financing activities	(1,283)	(595)
Net cash provided by financing activities	51,374	427,660

September 30, 2026 Form 10-Q	10
Part I
Item 1. Financial Statements

(in thousands)	September 30, 2026	September 30, 2025
Change in cash and cash equivalents	92,245	15,238
Cash and cash equivalents, beginning of period	16,267	—
Cash, cash equivalents, and restricted cash, end of period	$108,512	$15,238

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$28,647	$15,338
Income taxes paid	1,182	378
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Fixed asset purchases included in accounts payable as of period-end	67	174
Deferred offering costs included in accounts payable as of period-end	317	—
Deferred offering costs included in related party payable as of period-end	323	—
Right-of-use assets obtained in exchange for new operating lease liabilities	25,082	17,066
Right-of-use assets obtained in exchange for new financing lease liabilities	1,566	—
Accrued distributions to members	—	1,870
Olympus rollover equity	—	77,445
Aura rollover equity	—	5,250
Earnest rollover equity	—	5,000

September 30, 2026 Form 10-Q	11
Part I
Item 1. Financial Statements
Accelevation LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations
Accelevation LLC and its subsidiaries (“Accelevation”, the “Company”, “we”, “our”, or “us”) are a vertically integrated provider of data center infrastructure solutions. The Company’s solutions include the design, manufacture, and installation of customized structural, electrical and mechanical systems for mission-critical infrastructure. Our comprehensive solution offerings include containment systems, power distribution solutions, cable conveyance, caging and security, and structural systems, complemented by a full suite of installation services, including licensed electrical fit-out, low-voltage installation, and infrastructure installation.
Initial Public Offering
On October 1, 2026, Accelevation Holdings Corp. (“Pubco”) completed its initial public offering (the “IPO”) of 10,000,000 shares of its Class A common stock at the IPO price of $18.00 per share, excluding 20,000,000 shares of Class A common stock sold by certain selling stockholders (the "Selling Stockholders"), in exchange for net proceeds of approximately $170.6 million, after deducting approximately $9.5 million of underwriting discounts and commissions. Pubco used such net proceeds to acquire
10,000,000 newly issued Series A Units in Accelevation Holdings LLC (“Holdings LLC”), the Company’s direct parent  established in connection with organizational transactions executed in connection with the IPO (the “Organizational Transactions”).
Immediately following the completion of the IPO and Organizational Transactions, Pubco held an approximately 53% interest in
Holdings LLC, and the Company was a wholly owned subsidiary of Holdings LLC.
As a result of the IPO and Organizational Transactions being consummated on October 1, 2026, the financial statements do not reflect the impact of the IPO. See additional disclosures in Note 15 – Subsequent Events of our condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange
Commission (“SEC”) applicable to interim financial information including the instructions to Form 10-Q and Article 10 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited condensed consolidated financial statements for the periods presented have been included in this Quarterly Report on Form 10-Q. Our results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full year. Certain prior period amounts have been reclassified to conform to current period presentation.
Certain monetary amounts, percentages, and other figures included elsewhere in these financial statements have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
Principles of Consolidation
These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

September 30, 2026 Form 10-Q	12
Part I
Item 1. Financial Statements
Unaudited Interim Financial Information
These condensed consolidated financial statements, along with the financial data and other information included in the notes to the financial statements, are unaudited. These condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and the notes thereto.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company, as included in the prospectus dated September 29, 2026, and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”) on October 1, 2026.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and (2) the reported amounts of revenues and expenses during the reporting periods.
Examples include, but are not limited to, estimates applied to recognize revenue over time for certain customer contracts, the estimated fair value of and the amount of expense recognized for equity-based compensation awards, the allowance for credit losses, the net realizable value of inventory, the discount rate applied to our leases, the depreciable lives of our long-lived assets, the amortizable lives of our intangible assets, forecasts used to assess the carrying values of our long-lived assets and goodwill for impairment, and our accrued expenses. We base our estimates and assumptions on historical experience, currently available information and other facts and circumstances that we believe are reasonable. Actual results could differ from our estimates.
Deferred Offering Costs
Deferred offering costs consist of direct and incremental expenses and fees related to the IPO. These direct and incremental expenses and fees have been capitalized as incurred and will be offset against IPO proceeds. There were $4.3 million of deferred offering costs included in other long-term assets on the condensed consolidated balance sheets as of September 30, 2026, of which $3.7 million had been paid. There were no deferred offering costs capitalized in other long-term assets in the consolidated balance sheet as of December 31, 2025.
Customer Concentration
The Company had certain customers with revenue individually representing 10% or more of our total revenue, or with accounts receivable balances individually representing 10% or more of our total accounts receivable, which are presented below.
Revenue from each major customer as a percentage of total revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Major Customer 1	10.3%	39.1%	27.4%	37.8%
Major Customer 2	19.7%	—%	10.3%	—%
Major Customer 3	10.5%	24.1%	10.0%	21.1%
Major Customer 4	6.9%	—%	10.0%	—%
Major Customer 5	0.1%	5.4%	0.1%	13.0%
Total Major Customers	47.5%	68.6%	57.8%	71.9%

September 30, 2026 Form 10-Q	13
Part I
Item 1. Financial Statements
Accounts receivable from each major customer as a percentage of total accounts receivable as of September 30, 2026 and
December 31, 2025:

	September 30, 2026	December 31, 2025
Major Customer 1	21.0%	34.6%
Major Customer 3	18.2%	10.8%
Major Customer 6	11.0%	5.5%
Major Customer 7	10.7%	13.4%
Major Customer 8	10.2%	5.4%
Total Major Customers	71.1%	69.7%
Supplier Concentration
The Company relies on third-party suppliers for the provision of many components and materials used in our infrastructure products. Some of the enclosure components, specifically various trims, seals, and gaskets, are highly customized for our
Company and purchased by us from single sources. During the nine months ended September 30, 2026 and 2025, key single-
sourced components did not represent a material portion of our raw material purchases; however, these components still represent critical components of certain of our product offerings. While we believe that we may be able to establish alternative supply relationships for our single-sourced components, the loss of one of these supply relationships could cause a material disruption to the delivery of our infrastructure products and therefore have a material effect on our business, financial condition and operating results.
Income Taxes
The Company’s income tax provision was approximately $0.3 million for the three months ended September 30, 2025, and $0.9 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax benefit for the three months ended September 30, 2026 was not material.
As a result of the Company being a partnership, it is not directly subject to income taxes under the provisions of the Internal
Revenue Code. Therefore, taxable income or loss is reported to the individual partners for inclusion in their respective tax returns, and no provision for federal income taxes has been included in the accompanying consolidated financial statements. Accelevation is, however, subject to various entity level U.S. state taxes, and the tax provision for those state taxes are included in the condensed consolidated financial statements.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”).
Accordingly, the Company is eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies that are not emerging growth companies.
Under the JOBS Act, an emerging growth company can take advantage of the extended transition period provided to private companies for adopting and complying with new or revised accounting standards. The Company has elected to take advantage of the extended transition period and, accordingly, will delay the adoption of accounting standards for which early adoption is both permitted and elected until those standards would apply to private companies.

September 30, 2026 Form 10-Q	14
Part I
Item 1. Financial Statements
Recently Issued Accounting Pronouncements Not Yet Adopted

Standard	Description	Planned Date of Adoption	Effect on the Financial Statements and Disclosures
ASU 2023-09, Improvements to Income Tax Disclosures
This update requires public entities to annually
disclose specific categories in the rate
reconciliation table of the income tax note,
provide additional information for reconciling
items that meet a quantitative threshold, and
provide disaggregated information on income
taxes paid by the Company.
		December 31, 2026	We are currently evaluating the impact of this guidance on our disclosures.
ASU 2024-03, Income Statement—Reporting Comprehensive Income —Expense Disaggregation Disclosures
This update mandates (i) disaggregation of
specified income statement expenses, (ii)
qualitative descriptions for expenses not
separately disaggregated, and (iii) disclosure of
the total amount of selling expenses.
		December 31, 2027	We are currently evaluating the impact of this guidance on our financial statements and disclosures.
ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities
This update establishes authoritative guidance
on how to recognize, measure, and present
government grants received by business
entities. The ASU may be applied using a
modified prospective, modified retrospective or
a full retrospective approach.
		December 31, 2030	We are currently evaluating the impact of this guidance on our financial statements and disclosures.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS
Change in Control Transaction
As discussed in the Company’s audited annual consolidated financial statements, the Change in Control Transaction was consummated on January 2, 2025, and has been accounted for using the acquisition method of accounting in accordance with
ASC 805. Upon consummation of the transaction, consideration of $480.6 million, consisting of $403.1 million of cash, rollover equity with a fair value of $65.1 million, and non-cash consideration of $12.3 million was exchanged for all of Accelevation Holding
Company, LLC’s (“Predecessor”) outstanding equity. The fair value of the equity rollover consideration was determined on a consistent basis with the price at which the same class of equity units were sold by Accelevation Topco LLC to raise a portion of the cash used to consummate the Change in Control Transaction. The non-cash consideration relates to deferred tax liabilities that are included in the buyer's basis and reflect additional goodwill pushed down to Accelevation LLC.
Transaction costs related to the Change in Control Transaction included amounts incurred by the acquiree, the sellers, and the buyer. As more fully described in the Company’s audited consolidated financial statements and the notes thereto as of and for the years ended December 31, 2025 and 2024 included in the Prospectus, the Company accounted for transaction costs based upon the party to the transaction that incurred the costs and the nature and substance of the costs incurred.

September 30, 2026 Form 10-Q	15
Part I
Item 1. Financial Statements
•Acquiree's Transaction Expenses: Transaction expenses incurred by the acquiree were included in the Predecessor's financial statements for the year ended December 31, 2024, unless the transaction expenses represent amounts that were contingent upon the consummation of the transaction, in which case the transaction expenses have been accounted for as Black-Line Adjustments, as further described in the Company’s audited consolidated financial statements and the notes thereto for the years ended December 31, 2025 and 2024. Transaction expenses of the acquiree accounted for as Black-Line Adjustments totaled $22.8 million.
•Buyer's Transaction Expenses: Transaction expenses related to legal advisors and other third-party transaction advisors of the buyer, including a $4.6 million success fee that was contingent upon the closing of the transaction, have been accounted for as acquirer transaction costs. Buyer transaction costs incurred and settled in conjunction with or subsequent to the closing of transaction totaled $5.9 million, which amount was expensed as incurred and included in
Selling, General, and Administrative Expenses in the condensed consolidated statements of operations for the nine-
months ended September 30, 2025 in accordance with the required accounting treatment for acquirer transaction costs under ASC 805. The buyer also incurred $3.8 million of transaction expenses prior to the closing of the transaction that were settled in conjunction with or subsequent to the closing of the transactions. These costs were expensed as incurred and recognized in the income statement of the buyer prior to the business combination and have been reflected in the opening accumulated deficit balance as of January 2, 2025.
2025 Acquisition Transactions
SteelPro LLC and SteelPro Memphis, LLC
On October 6, 2025, the Company acquired 100% of the outstanding equity interests of SteelPro LLC and SteelPro Memphis, LLC
(hereinafter, collectively “SteelPro”), a designer and fabricator of structural steel solutions for both commercial and industrial markets. The purpose of this acquisition was to vertically integrate SteelPro, a supplier prior to consummation of the acquisition, into the Company’s existing operations, as well as to expand the Company’s operating capacity.
The consideration paid to acquire SteelPro totaled $43.5 million, consisting of $35.4 million of cash and rollover equity with an estimated fair value of $8.1 million as of the acquisition date. The estimated fair value of the Company’s equity issued was determined based upon a third-party valuation of the Company’s equity at the acquisition date, as there is no active market for the
Company’s equity. In addition, the Company incurred approximately $1.0 million of third-party, acquisition-related costs, which have been included in Selling, General, and Administrative Expenses in the Company’s condensed consolidated statements of operations for the year ended December 31, 2025, the majority of which were incurred in the fourth quarter.
We accounted for the acquisition of SteelPro using the acquisition method, as prescribed by ASC 805, “Business
Combinations” (“ASC 805”). Accordingly, we recorded acquired assets and assumed liabilities at their estimated fair values as of the date of the acquisition. We determined the fair values of the assets acquired and liabilities assumed using valuation approaches and methodologies consistent with those described in ASC 820, “Fair Value Measurement” (“ASC 820”).
The following table presents the final allocation of the purchase price attributable to this acquisition, summarizing the amounts at which the identifiable assets acquired and the liabilities assumed were recorded as of the acquisition date:

September 30, 2026 Form 10-Q	16
Part I
Item 1. Financial Statements

(in thousands)	October 6, 2025
Assets acquired:
Cash	$462
Accounts receivable, net	5,750
Prepaid expenses and other current assets	148
Total current assets	6,360
Property, plant and equipment	12,559
ROU assets – operating leases	2,924
Intangible assets:
Trade name	2,600
Customer relationships	9,900
Order backlog	1,100
Goodwill	16,745
Total assets acquired	52,188
Liabilities assumed:
Accounts payable	3,711
Accrued expenses	487
Contract liabilities	1,509
Current portion of operating lease liabilities	655
Other current liabilities	29
Total current liabilities	6,391
Operating lease liabilities, net	2,269
Total liabilities assumed	8,660
Total identifiable net assets	$43,528
The goodwill arising from this acquisition relates primarily to the assembled workforce and anticipated execution of targeted growth and operation improvement strategies subsequent to the acquisition. Goodwill attributable to this acquisition is partially deductible for tax purposes. The Company is able to deduct approximately $12.9 million of goodwill for tax purposes.
The fair value of accounts receivable acquired as part of the acquisition was $5.8 million. The gross contractual amount of accounts receivable acquired was $5.9 million, of which approximately $0.1 million was expected to be uncollectible as of the acquisition date.
The following table presents the estimated useful lives of the identifiable intangible assets recognized upon consummation of the acquisition of SteelPro:

Trade name	13 years
Customer relationships	7 years
Order backlog	5 months
The estimated weighted-average useful life was 7.6 years for finite lived intangible assets.

September 30, 2026 Form 10-Q	17
Part I
Item 1. Financial Statements
Aura Energy, LLC
On January 29, 2025, the Company acquired 100% of the assets of Aura Energy, LLC (“Aura”), a manufacturer of high-density power distribution products. This acquisition enhances the Company’s data center power offerings, adding the design, manufacture, and installation of custom power distribution units, remote power panels, and other UL-certified power distribution solutions to the Company’s portfolio of Power Products and solutions.
The consideration paid to acquire Aura totaled $18.7 million, and consisted of the following components measured at their estimated fair values:

(in thousands)	Amount
Cash consideration	$5,250
Rollover equity	5,250
Contingent consideration	8,170
Total fair value of consideration transferred	$18,670
The estimated fair value of the rollover equity issued was determined based on the Company’s January 2, 2025 change-of-control valuation, which management concluded approximated fair value at the January 29, 2025 acquisition date, as there is no active market for the Company’s equity.
The contingent consideration (“Contingent Consideration”) consists of additional post-closing cash payments that shall be (1)
determined based upon agreed upon percentages of revenue generated from the sale of specified products during a 5-year period beginning as of the acquisition date and ending on the fifth anniversary thereof (the “Earnout Period”) and (2) calculated and paid annually to the sellers of Aura based upon qualifying non-GAAP revenue generated during each year comprising the Earnout
Period. There is no defined limit regarding the amount of Contingent Consideration that could potentially become payable to the sellers of Aura on an annual basis or over the Earnout Period. The Company has concluded that the Contingent Consideration shall be accounted for as part of the acquisition purchase consideration, as there are no continuing employment conditions associated with earning the amounts payable under the arrangement.
The fair value of the Contingent Consideration has been determined based upon non-GAAP revenue projections and projections of the Company’s related payment obligations to Aura’s sellers, discounted to reflect the present value of the projected payment obligations. As the Contingent Consideration is both classified and recorded as a liability, it must be remeasured and recorded at fair value on a recurring basis, and changes in the fair value of the liability are recorded to earnings in our condensed consolidated statements of operations (refer to Note 10 – Fair Value Measurement).
In addition to purchase consideration, the Company incurred approximately $0.1 million of third-party, acquisition-related costs in the first quarter of 2025, which were included in Selling, General, and Administrative Expenses in the Company’s consolidated statements of operations for the nine-months ended September 30, 2025.
We accounted for the acquisition of Aura using the acquisition method, as prescribed by ASC 805. Accordingly, we recorded acquired assets and assumed liabilities at their estimated fair values as of the date of the acquisition. We determined the fair values of the assets acquired and liabilities assumed using valuation approaches and methodologies consistent with those described in
ASC 820.

September 30, 2026 Form 10-Q	18
Part I
Item 1. Financial Statements
The following table presents the final allocation of the purchase price attributable to this acquisition, summarizing the amounts at which the identifiable assets acquired and liabilities assumed were recorded as of the acquisition date:

(in thousands)	January 29, 2025
Assets acquired:
Accounts receivable	$9
Inventories	8
Total current assets	17
Property, plant and equipment	49
Other long-term assets	31
Intangible assets:
Trade name	6,670
Acquired technology	7,600
Non-compete arrangement	230
Goodwill	4,135
Total assets acquired	18,732
Liabilities assumed:
Accounts payable	54
Accrued expenses	8
Total current liabilities	62
Total liabilities assumed	62
Total identifiable net assets	$18,670
The goodwill arising from this acquisition relates primarily to the assembled workforce and anticipated execution of targeted growth and operation improvement strategies subsequent to the acquisition. Goodwill attributable to this acquisition is not deductible for tax purposes until the Company fulfills its obligation pursuant to the contingent consideration arrangement.
The following table presents the estimated useful lives of the identifiable intangible assets recognized upon consummation of the acquisition of Aura:

Useful life
Trade name	9 years
Acquired technology	7 years
Non-compete arrangements	5 years
The estimated weighted-average useful life was 7.9 years for finite lived intangible assets.
Our reported results of operations for the nine months ended September 30, 2025 include the results of Aura subsequent to the acquisition date. Revenue and pre-tax income (loss) attributable to Aura for the nine months ended September 30, 2025 are not separately disclosed because such amounts were immaterial and the operations of Aura were integrated into the Company's existing operations following the acquisition, making separate identification impracticable.

September 30, 2026 Form 10-Q	19
Part I
Item 1. Financial Statements
Other Acquisition(s)
Earnest Solutions, LLC
On April 28, 2025, the Company acquired the assets of Earnest Solutions, LLC (“Earnest”), a respected  power consulting, design, integration and implementation firm. This acquisition enhances the Company’s ability to develop and deliver customer power distribution solutions at scale for data center environments.
The consideration paid to acquire Earnest totaled $6.0 million, consisting of $1.0 million of cash and equity with an estimated fair value of $5.0 million as of the acquisition date.
We accounted for the acquisition of Earnest using the acquisition method, as prescribed by ASC 805. Due to the limited operations of Earnest prior to consummation of the acquisition, assets and liabilities recorded in accordance with ASC 805 were limited to a non-compete intangible asset recorded at an estimated fair value of $0.2 million and goodwill of $5.8 million. The non-compete intangible asset is being amortized over a period of 5 years.
Approximately $1.0 million of goodwill attributable to this acquisition is tax deductible.
Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information for the nine months ended September 30, 2025 gives effect to (1) the
Change in Control Transaction and (2) the acquisitions of Aura, Earnest and SteelPro, as if they had occurred on January 1, 2024.
The unaudited pro forma results of operations have been prepared for informational purposes only, and do not necessarily represent what the results of operations would have been had the Change in Control Transaction and acquisitions been completed on January 1, 2024. In addition, the unaudited pro forma results of operations are not intended to be a projection of future operating results, do not reflect cost savings from operational efficiencies or synergies that could result from the acquisitions, and do not reflect additional revenue opportunities that may result following the acquisitions.
The supplemental pro forma financial information included in the table below includes pro forma adjustments for (i) revenue and costs recognized by each of the acquired businesses (excluding revenue attributable to sales to the Company, which has been eliminated) for periods prior to their acquisition dates; (ii) depreciation and amortization that would have been recognized related to the acquired property, plant, and equipment and intangible assets at their acquisition-date fair values, (iii) estimated incremental interest expense associated with borrowings that were a source of funds for purchase consideration, and (iv) the estimated income tax effect on the pro forma adjustments:

(in thousands)	Nine Months Ended September 30, 2025
Revenue	$318,263
Net income	14,353

NOTE 3 – DISPOSITIONS
In November 2025, the Company, with the approval of those charged with governance, committed to a plan to sell Workplace
Modular Systems, LLC (“WMS”) – a subsidiary that manufactured configurable workstation solutions and was not deemed core to the Company’s operations. As of December 31, 2025, WMS was available for immediate sale in its present condition, the Company had both initiated an active plan to locate a buyer and received interest from a potential buyer, there were no expectations for a significant change to the plan to sell WMS or that the plan would be withdrawn, and completion and recognition of the disposal of
WMS within one year was deemed probable. Accordingly, the assets and liabilities of WMS were reclassified and reported as current assets or liabilities held for sale in the consolidated balance sheet as of December 31, 2025. WMS’s net assets were reclassified to held for sale at their carrying value. No loss was recognized to measure WMS at the lower of its carrying value or estimated fair value less costs to sell as of December 31, 2025.

September 30, 2026 Form 10-Q	20
Part I
Item 1. Financial Statements
During the first quarter of 2026, the Company recognized a loss of $2.1 million for the impairment of the long-lived assets of WMS held for sale, which was based upon the final sale price of WMS less costs to sell. On April 24, 2026, the Company completed the sale of WMS for $2.7 million. As a result of working capital changes after the impairment in the first quarter of 2026, we recognized an incremental loss of $0.7 million within Selling, General and Administrative Expenses on the condensed consolidated statements of operations in the second quarter of 2026.
The sale of this subsidiary has not been presented as a discontinued operation in the accompanying condensed consolidated financial statements because the disposal does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
The following table summarizes the assets and liabilities of WMS that were classified as held for sale at December 31, 2025:

(in thousands)	December 31, 2025
Assets
Accounts receivable, net	$1,217
Inventories, net	2,078
Prepaid expenses and other current assets	94
Total current assets held for sale	3,389
Property, plant and equipment, net	914
Right-of-use assets – operating leases	2,744
Goodwill	1,010
Other long-term assets	745
Total assets held for sale	8,802

Liabilities
Accounts payable	104
Accrued expenses and other current liabilities	257
Current portion of operating lease liabilities	703
Total current liabilities held for sale	1,064
Operating lease liabilities, net	2,086
Other long-term liabilities	549
Total liabilities held for sale	$3,699

September 30, 2026 Form 10-Q	21
Part I
Item 1. Financial Statements

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by the timing of recognition for such revenue for the three and nine months ended September 30, 2026 and 2025:

Timing of revenue and recognition	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Over a period of time	$180,076	$105,018	$543,163	$234,875
At a point in time	22,148	16,870	96,512	45,643
Total	$202,224	$121,888	$639,675	$280,518
The Company has determined that the nature, amount, timing, and uncertainty of revenue and cash flows are affected by the mix of products sold.
Estimates of Progress Toward Completion
On a quarterly basis, the Company conducts its contract cost Estimate at Completion (“EAC”) process by reviewing the progress and execution of outstanding performance obligations within its contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related project schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs.
During the three and nine months ended September 30, 2026, changes in estimates of progress toward completion on performance obligations recognized over time resulted in an unfavorable cumulative catch-up adjustment to revenue of $2.2 million and $11.6 million, respectively. Cumulative catch-up adjustments recorded during the three and nine months ended September 30,
2025 were not meaningful.
Loss Contract Reserves
During the nine months ended September 30, 2026 and 2025, the Company recognized provisional losses of $22.4 million and
$3.1 million, respectively, for which the total costs incurred exceeded the total estimates of the project's transaction price. As of
September 30, 2026 and 2025, the loss contract reserve balance was $2.9 million and $2.1 million, respectively.
Contract Balances
Revenue recognized during the nine months ended September 30, 2026 that was included in contract liabilities as of December 31,
2025 was $12.3 million. Revenue recognized during the nine months ended September 30, 2025 that was included in contract liabilities as of December 31, 2024 was $15.2 million.
Changes in contract assets were as follows:

(in thousands)	September 30, 2026	September 30, 2025
Beginning balance	$52,816	$12,086
Net Change	43,925	9,765
Ending balance	$96,741	$21,851

September 30, 2026 Form 10-Q	22
Part I
Item 1. Financial Statements
Changes in deferred revenue were as follows:

(in thousands)	September 30, 2026	September 30, 2025
Beginning balance	$12,252	$15,217
Additions to deferred revenue	206,111	24,890
Recognition of deferred revenue	(113,685)	(26,545)
Ending balance	$104,678	$13,562
Changes in contract assets and contract liabilities are primarily due to the timing of payments from customers and the Company's satisfaction of performance obligations during the normal course of business.
Remaining Performance Obligations
The Company's contracts generally have original terms of one year or less, and the Company has elected the practical expedient to exclude disclosures about remaining performance obligations for contracts with an original expected duration of one year or less.

NOTE 5 – INTANGIBLE ASSETS
As of September 30, 2026 and December 31, 2025, our intangible assets were as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$184,990	$(39,469)	$184,990	$(19,681)
Acquired technology	52,160	(12,921)	52,160	(7,333)
Trade names	62,320	(10,334)	62,320	(5,127)
Order backlog	1,100	(1,100)	1,100	(617)
Non-compete arrangements	470	(144)	470	(74)
Total intangible assets	$301,040	$(63,968)	$301,040	$(32,832)
Summarized below is the amortization recorded on intangible assets for the three and nine months ended September 30, 2026 and
2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization of intangible assets	$13,765	$8,040	$31,136	$23,800
Estimated future amortization of intangible assets as of September 30, 2026 for each of the next five years is as follows:

September 30, 2026 Form 10-Q	23
Part I
Item 1. Financial Statements

(in thousands)	Amortization
Remainder of 2026	$13,631
2027	32,162
2028	32,162
2029	32,162
2030	32,087
Thereafter	94,868
Total future amortization	$237,072
In the third quarter of 2026, we finalized a plan to shift the use of the SteelPro facility acquired in 2025 from the operations in place when the Company was acquired to a new use that supports existing Accelevation operations in the data center whitespace market by the end of 2026. This triggered a change in the useful lives to four months for the SteelPro Trademark and Customer
Relationships with a remaining aggregate net book value of $11.2 million. As a result of this change, Amortization of Intangible
Assets increased $5.3 million in the third quarter and will increase $5.2 million in the fourth quarter. Net Income decreased $5.3 million in the third quarter of 2026 and will decrease $5.2 million in the fourth quarter of 2026.

NOTE 6 – LONG-TERM DEBT
The Company’s long-term debt as of September 30, 2026 and December 31, 2025 was as follows:

(in thousands)	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
2025 Revolver	January 2, 2031	Variable SOFR + Margin	$—	$10,000
2025 Term Loan	January 2, 2031	Variable SOFR + Margin	602,948	218,900
Delayed Draw Term Loan	January 2, 2031	Variable SOFR + Margin	62,265	48,164
			$665,213	$277,064
Less: Unamortized debt issuance costs			(9,761)	(4,507)
Less: Current maturities			(6,676)	(2,683)
Total long-term debt			$648,776	$269,874
2025 Credit Agreement
On January 2, 2025, the Company, together with certain of its subsidiaries, entered into a senior secured credit agreement (as amended, the “2025 Credit Agreement”) in order to repay the Company’s existing indebtedness and to finance the Change in
Control Transaction along with related transaction costs. The original terms provided for a term loan ("2025 Term Loan") of $200.0 million, a delayed draw term loan (“DDTL”) of up to $75.0 million, and a revolving credit facility ("2025 Revolver") of $50.0 million.
Following the amendments further described below, the Credit Agreement as of September 30, 2026 consisted of:
•2025 Term Loans of $602.9 million;
•Delayed Draw Term Loan capacity of up to $85.0 million; and
•Revolving Credit Facility limit of $60.0 million.
As of September 30, 2026, the remaining availability under the DDTL was $22.7 million and the remaining availability under the
2025 Revolver was $60.0 million.

September 30, 2026 Form 10-Q	24
Part I
Item 1. Financial Statements
The Company incurs a 0.50% per annum commitment fee, payable quarterly. The 2025 Term Loans and DDTLs require quarterly principal payments, equal to 0.25% of the principal amount, with the remaining balance due at maturity.
Amendments
•On September 5, 2025, the Company entered into an amendment to the Credit Agreement (“Amendment No. 1”), which provided for (i) $20.0 million of incremental term loans and (ii) $10.0 million of incremental revolving credit commitments, increasing the total revolving commitments to $60.0 million.
•On February 13, 2026, the Company entered into a third amendment to the Credit Agreement, which provided for incremental term loans of $40.0 million. The Company paid a 1% upfront fee on the aggregate proceeds received. The proceeds from the incremental term loans were used to repay revolving credit borrowings outstanding as of February 13,
2026.
•In June 2026, the Company executed an amendment to the Credit Agreement ("Amendment No. 4"). Amendment No. 4
provided incremental term loans of $346.0 million and an additional $10.0 million in DDTL commitments. The Company paid a 1.5% fee on the proceeds received, which were primarily used to fund a distribution and notes to certain members in the amount of $299.4 million, repay $20.0 million of debt on the 2025 Revolving Credit Facility, and provide funds for operating and capital needs. See additional discussion of the distributions in Note 14 – Related-Party
Transactions.
•In August 2026, the Company drew $14.5 million on the DDTL to purchase a consolidated VIE and repay its loan of $7.0 million.
Interest Rates
Borrowings under the 2025 Credit Agreement bear interest, at the Company’s option, at either a Benchmark Rate (based on Term
SOFR, subject to a floor) or an Alternate Base Rate (“ABR”), plus an applicable margin. The applicable margin is determined based on the Secured Debt to consolidated EBITDA ratio.
As of September 30, 2026 and 2025 the Company’s applicable margin was 3.5% and 5.0%, respectively.
Covenants
The 2025 Credit Agreement contains customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, asset sales, investments, restricted payments, and transactions with affiliates. The 2025 Credit Agreement also includes financial covenants requiring the Company to maintain a maximum Secured Debt to EBITDA ratio, tested quarterly.
Management is not aware of any violations of the covenants at September 30, 2026 or December 31, 2025.
2026 Credit Agreement
In October 2026 we entered into a new debt facility (the "2026 Credit Agreement") consisting of (i) a $250.0 million senior secured term loan facility and (ii) a $400.0 million senior secured revolving credit facility (the "Revolver"), which matures in October 2031.
The facility bears interest at a rate equal to SOFR plus 2.25% for term SOFR borrowings or plus 1.25% for Base Rate borrowings until the delivery of the compliance certificate for the quarter ending June 30, 2027. After that date, the spread for Term SOFR loans will range from 1.50% to 2.50%, and the spread for Base Rate loans will range from 0.50% to 1.50%, both based on the leverage ratio calculated under the 2026 Credit Agreement. Unused amounts under the Revolver will be charged a commitment fee of 0.30% until the delivery of the compliance certificate for the quarter ending June 30, 2027, and 0.20% to 0.35% thereafter based on the same leverage ratio calculation. The Term Loan requires quarterly principal payments of $3.1 million beginning March
2027.
The 2026 Credit Agreement contains customary affirmative and negative covenants, including (i) a maximum total net leverage ratio of 4.00 to 1.00 and (ii) a minimum fixed charge coverage ratio of 1.25 to 1.00, each tested quarterly beginning with the quarter ended March 31, 2027.

September 30, 2026 Form 10-Q	25
Part I
Item 1. Financial Statements
October Activity
On October 1, 2026, we used IPO proceeds of $170.6 million to pay down a portion of the 2025 Credit Agreement. At the closing of the 2026 Credit Agreement, we used the $250.0 million of Term Loan proceeds, $150.0 million of Revolver proceeds, and cash on hand to repay the remaining borrowings under the 2025 Credit Agreement in full. As a result, we wrote off the remaining debt issuance costs of $9.8 million to interest expense in October.
Loan Maturities
Following the new 2026 Credit Agreement  and the repayment of the 2025 Credit Agreement, annual maturities of our outstanding long-term debt are as follows:

(in thousands)
Remainder of 2026	$—
2027	12,500
2028	12,500
2029	12,500
2030	12,500
Thereafter	350,000
Total maturities	$400,000

NOTE 7 – LEASES
Significant Leases Commenced or Executed in 2026
In the second quarter of 2026, the Company's lease commenced for a manufacturing facility of approximately 286,000 square feet.
The lease term is for 124 months and undiscounted minimum lease payments related to this facility, which escalate over the term of the lease, total $23.0 million. In the same period, we executed a lease for an additional 286,000 square feet of manufacturing space with a term of 124 months to commence after the later of one year from the effective date or when leasehold improvements have been substantially completed. Total minimum undiscounted lease payments will be $25.5 million. For both leases, we have one five-year option to extend the lease. Due to continued changes in our business and a desire to retain operational flexibility, we have not included the option period within the lease term or in the future minimum lease payments below.
Additionally, in July 2026 our amended lease to expand our headquarters commenced. The lease term is for ten years and undiscounted minimum lease payments related to this facility, which escalate over the term of the lease, total $6.4 million. The lease includes an option to be extended for an additional five years beyond the current committed lease term, which is not included in the lease term or future minimum lease payments below.
The “Quantitative Disclosures” that follow do not include information related to the Company’s leases that have not yet commenced.
Quantitative Disclosures
While our leases primarily consist of operating leases, for which the carrying values of the related right-of-use ("ROU") assets and lease liabilities are reported on our Consolidated Balance Sheets, the Company also has finance leases related to equipment. As of
September 30, 2026 and December 31, 2025, the carrying amounts of our finance lease ROU assets and liabilities were immaterial.

September 30, 2026 Form 10-Q	26
Part I
Item 1. Financial Statements
Future minimum lease payments related to our operating leases and finance leases as of September 30, 2026, as well as a reconciliation of the minimum lease payments to the operating lease and finance lease liability balances recognized on our
Consolidated Balance Sheets as of September 30, 2026, are as follows:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2026	$2,311	$96
2027	9,445	385
2028	9,418	385
2029	7,678	376
2030	6,178	363
Thereafter	30,674	276
Total future undiscounted lease payments	65,704	1,881
Less: Imputed interest	18,212	355
Present value of lease liabilities	$47,492	$1,526
The weighted-average remaining lease term and discount rate for our finance and operating leases as of September 30, 2026 and
2025, were as follows:

	September 30, 2026		September 30, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.8	4.9	6.2	2.6
Weighted-average discount rate	9.2%	9.0%	9.4%	8.4%

NOTE 8 – EQUITY-BASED COMPENSATION
Pre-IPO Awards
During the nine months ended September 30, 2026, we granted employee incentive units ("Series P Units") in Accelevation Topco
LLC (“Topco”), a parent entity to Accelevation LLC, including units for which grant agreements were executed during the year ended December 31, 2025. For accounting purposes, units were deemed to be granted when the annual earnings-based performance target was established by management and the Board and communicated to the employees. For financial reporting purposes, compensation amounts paid to our employees by Topco are deemed to be our expenses and akin to a capital contribution from Topco. The grant-date fair value of the units granted was estimated to be approximately $3.7 million, which was expected to be recognized as expense over the next 3.6 to 4.5 years. Prior to the modification discussed below, we recognized expense of $1.9 million in the first nine months of 2026.
Effective October 1, 2026, we modified the Series P Units. Under these modified terms, which took effect upon consummation of the IPO, the revised performance conditions are linked to certain stockholder sell-downs of their ownership interests in the
Company. Upon the triggering of the performance conditions, Series P Unit holders are entitled to the partial settlement of their right to distributions under the Series P Unit awards in cash, shares, or a combination of cash and shares. These changes to the

September 30, 2026 Form 10-Q	27
Part I
Item 1. Financial Statements
timing and manner in which the Series P Units are settled superseded many of the original terms of the awards and the 2025
Accelevation Incentive Plan (2025).
Management concluded that the settlement obligation under the Series P Units modified performance conditions were not applicable until the October 2026 effective date of the IPO and the modified agreement. Future expense will not be triggered or recognized until it is deemed probable that the performance condition will be achieved, which occurs with certain stockholders'
future sell-downs. Accordingly, upon modification, all issued Series P Units are deemed to have been granted.

NOTE 9 – OTHER FINANCIAL INFORMATION
Inventories consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$65,468	$43,856
Work in process	1,398	1,359
Finished goods	125	70
Total inventories	$66,991	$45,285
The Company recorded reserves for excess and obsolete inventory of $3.1 million and $2.2 million as of September 30, 2026 and
December 31, 2025, respectively.
Property, plant and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Land	$2,330	$2,330
Building	12,676	5,710
Building improvements	2,681	2,390
Machinery and equipment	22,356	20,168
Vehicle, trucks and trailers	587	598
Office furniture and fixtures	2,747	1,365
Software	671	613
Leasehold improvements	4,793	1,430
Construction in progress	4,174	25
Less: Accumulated depreciation	(4,021)	(1,687)
Total property, plant and equipment, net	$48,994	$32,942

September 30, 2026 Form 10-Q	28
Part I
Item 1. Financial Statements
Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Accrued payroll	$12,415	$4,909
Accrued commissions	5,186	6,182
Accrued interest	1,433	1,586
Current portion of derivative liability	2,015	—
Loss contract reserve	2,851	1,240
Other accrued expenses	5,127	2,222
Total accrued expenses and other current liabilities	$29,027	$16,139

NOTE 10 – FAIR VALUE MEASUREMENT
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements consider market data, as well as assumptions that market participants would use in pricing an asset or liability, when such data is available. GAAP (1) establishes a three-level fair value hierarchy which defines and prioritizes the inputs that shall be used when measuring fair value and (2) requires that valuation techniques maximize the use of observable inputs and minimize use of unobservable inputs. Inputs used to measure fair value are defined in the three-level fair value hierarchy as follows:
•Level 1 – Observable inputs that are based on unadjusted quoted prices in active markets for identical assets and liabilities.
•Level 2 - Observable inputs other than Level 1 quoted prices, such as quoted market prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
•Level 3 - Unobservable inputs that are supported by little or no market activity.
Assets and liabilities that are measured at fair value are classified in their entirety based upon the lowest level of input that is significant to the fair value measurement.
Our cash and cash equivalents, accounts receivable, accounts payable, related party payables, and accrued expenses and other current liabilities are carried at cost, which approximated fair value for these financial instruments as of September 30, 2026 and
December 31, 2025, due to their short-term nature.
Our outstanding third-party, long-term debt as of September 30, 2026 is classified as Level 2 in the fair value hierarchy and is carried at cost. The carrying value of the 2025 Credit Facility as of September 30, 2026 and December 31, 2025 has been deemed to approximate fair value due to the debt’s variable interest rate that adjusts with market fluctuations in the benchmark rate upon which the interest rate is determined.

September 30, 2026 Form 10-Q	29
Part I
Item 1. Financial Statements
Recurring Fair Value Measurements
Our acquisition earnout and interest rate swap derivatives are measured and recognized at fair value on a recurring basis. Fair value measurements that occurred as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026			December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Acquisition earnout	$—	$—	$10,530	$—	$—	$10,280
Interest rate swaps	—	2,015	—	—	—	—
Acquisition Earnout
The Company measures the contingent consideration related to the January 29, 2025 acquisition of Aura (refer to Note 2 –
Acquisitions) at fair value on a recurring basis. Measurement of the fair value of this liability is characterized as Level 3 in the fair value hierarchy due to the use of a discounted cash flow model that incorporates unobservable inputs, consisting primarily of future non-GAAP revenue projections for the remaining term of approximately 3.5 years, and discount rates applied to adjust for forecast risk and time value of money. Changes in future non-GAAP revenue projections and/or the applied discount rates over the term of this arrangement could result in material changes to the estimated fair value of this liability. Furthermore, this liability may ultimately be settled for an amount that differs from its carrying amount. The following table summarizes the changes in the fair value of the contingent consideration liability during the nine months ended September 30, 2026:

(in thousands)	Change in Level 3 Liability
Balance as of December 31, 2025	$10,280
Earnout payments made	(287)
Change in fair value(1)	537
Balance as of September 30, 2026	$10,530
(1)The change in fair value of the contingent consideration liability is included in Selling, General, and Administrative
Expenses on the condensed consolidated statements of operations.
Derivatives
In September 2025, the Company entered into certain interest rate swap derivatives with a notional amount of $200.0 million and a two-year term. These swaps are for the Credit Agreement and are not designated. The interest rate swaps are valued using the secured overnight financing rate ("SOFR") yield curves at the reporting date and are classified in Level 2. Counterparties to these contracts are highly rated financial institutions.
At September 30, 2026, the fair value of the undesignated interest rate swap agreements was approximately $2.0 million, recorded in Accrued Expenses and Other Current Liabilities on the condensed consolidated balance sheets, and the Company recognized a loss of $0.6 million and $2.0 million in Interest Expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. At December 31, 2025, the fair value of the derivatives was immaterial.

NOTE 11 – SEGMENT INFORMATION
The Company has identified its Chief Executive Officer as its chief operating decision maker (“CODM”), as that term has been defined in GAAP. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of assessing financial performance and allocating resources and, accordingly, the Company’s operations are comprised

September 30, 2026 Form 10-Q	30
Part I
Item 1. Financial Statements
of a single operating segment and single reportable segment. The following table summarizes significant expenses reviewed by the
CODM on a regular basis for purposes of assessing our financial performance and allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$202,224	$121,888	$639,675	$280,518
Significant expenses
Material costs	84,029	40,064	280,885	105,422
Labor costs	40,332	32,106	127,601	64,407
Other cost of goods sold	18,702	7,585	55,878	20,262
Gross profit	59,161	42,133	175,311	90,427
Operating expenses:
Wages and benefits	15,659	11,799	51,975	28,316
Other selling, general, and administrative (1)	10,902	3,967	29,231	16,034
Amortization of intangible assets	13,765	8,040	31,136	23,800
Related party expenses	640	256	7,378	756
Impairment on assets held for sale	—	—	2,128	—
Total operating expenses	40,966	24,062	121,848	68,906
Operating income	18,195	18,071	53,463	21,521
Interest income	657	123	1,199	182
Interest expense	(16,046)	(5,673)	(31,323)	(16,106)
Other income (expenses), net	345	1,409	81	(68)
Total non-operating expense, net	(15,044)	(4,141)	(30,043)	(15,992)
Income before income taxes	3,151	13,930	23,420	5,529
(Benefit) provision for income taxes	(2)	284	942	594
Net income	$3,153	$13,646	$22,478	$4,935
(1)Other selling, general, and administrative expenses primarily consist of facilities expenses that do not relate to our manufacturing operations such as sales and marketing expenses, costs related to the IPO, and other general administrative expenses.
All of the Company’s long-lived assets are located in the United States, and all of the Company’s revenue is generated in the
United States.

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Non-cancelable Purchase Commitments
In the ordinary course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software, payroll, and cloud related-based services. As of September 30, 2026 the Company had outstanding non-cancelable purchase commitments in the amount of $1.1 million.

September 30, 2026 Form 10-Q	31
Part I
Item 1. Financial Statements
Legal and Other
The Company may be subject to various claims and legal proceedings that arise in the course of its business activities.
Management believes that any liability that may ultimately result from the resolution of these matters will not have a material effect on the financial condition or results of operations of the Company.

NOTE 13 – VARIABLE INTEREST ENTITIES
In connection with the acquisition of SteelPro, on October 6, 2025, the Company entered into an arrangement with Fox Red to lease the manufacturing facilities used by SteelPro in Houston, MS. Fox Red is a related party because it is owned by an individual in executive management of the Company. The Company concluded that it held an implicit variable interest in the entity through the lease agreement and an implicit commitment to provide funding to expand the manufacturing premises. As a result, the
Company concluded that Fox Red met the requirements for consolidation pursuant to the VIE sub-sections of ASC 810.
In August 2026, we purchased the land, building, and improvements from Fox Red for $14.5 million, which included repayment of a consolidated loan in the amount of $7.0 million. Because Fox Red was consolidated as a variable interest entity immediately prior to the transaction, the transaction did not result in the recognition of a gain or loss or a remeasurement of the property and instead was recorded as an equity transaction. We recorded a redemption of all Non-controlling Interest as Fox Red would no longer represent non-controlling interest, and we recorded the remaining payment as a reduction to Members' Equity.
Total payments made to the VIE were approximately $2.4 million during the nine months ended September 30, 2026. Of this amount, $1.4 million was advanced as a prepayment for construction in progress related to the expansion of the Houston, MS manufacturing facility but was reimbursed in the same period (refer to Note 6 – Long-Term Debt). The remaining amounts were payments under the lease agreement. The VIE made distributions totaling $0.9 million during the nine months ended
September 30, 2026.
The Company’s condensed consolidated balance sheets as of December 31, 2025 includes the following assets and liabilities of the VIE:

(in thousands)	December 31, 2025
Land	$160
Building and building improvements, net of accumulated depreciation of $53	5,757
Total assets	$5,917

NOTE 14 – RELATED-PARTY TRANSACTIONS
Management Agreement
The Company operated under a management service agreement with the Company’s majority owner, whereby the majority owner provided general management services, assistance with financing of acquisitions, strategic planning, and other agreed-upon services. As part of the agreement, the Company paid an annual management fee of $1.0 million. Additionally, the majority owner received reimbursement of expenses. The Company incurred approximately $0.3 million of management fees for the three months ended September 30, 2026 and 2025 and  $0.8 million of management fees for the nine months ended September 30, 2026 and
2025. This agreement was terminated in conjunction with the IPO.

September 30, 2026 Form 10-Q	32
Part I
Item 1. Financial Statements
IPO Professional Services
During the three and nine months ended September 30, 2026, the Company incurred approximately $1.7 million and $8.8 million of professional service fees payable to an affiliate providing services related to the IPO. For the three and nine months ended
September 30, 2026, $0.4 million and $6.6 million, respectively, were recorded as Related Party Expenses in the condensed consolidated statements of operations, and $2.2 million was recorded as deferred offering costs within Other Long-Term Assets on the condensed consolidated balance sheets as of September 30, 2026 (refer to Note 1 – Description of Business and Basis of
Presentation). As of September 30, 2026, we had $0.4 million of invoices to be paid recorded in Related Party Payable on our condensed consolidated balance sheets.
Distributions
During 2026, we have paid distributions to members of $296.3 million. In July 2026 we announced to the Series P Unit holders that they would be eligible to participate in a distribution. The cash distribution to Series P Unit holders represents an advance against future distributions or future sale proceeds that the holders may otherwise be entitled to receive. If a Series P Unit holder's employment terminates before the Series P Unit distributions are earned in connection with future distributions or future sales, or if the units are otherwise forfeited or repurchased for no consideration under the terms of the Accelevation Equity Incentive Plan
(2025), the holder is required to repay the cash distribution. The final distribution made to Series P Unit holders in July 2026 was
$22.1 million. Based on the terms of the distribution, we present the amount as Notes Receivable from Members within equity on the condensed consolidated balance sheets. Total cash paid for distributions to members for the nine months ended
September 30, 2026, including the Notes Receivable from Members, was $318.4 million. Total distributions paid for the nine months ended September 30, 2025 were $16.9 million.
The Company accrued $16.9 million of distributions to be paid to Company members as of December 31, 2025 as Related Party
Payable on our condensed consolidated balance sheet. No distributions were accrued as of September 30, 2026.

NOTE 15 – SUBSEQUENT EVENTS
Subsequent events have been evaluated through November 13, 2026, which is the date the condensed consolidated financial statements were issued.
IPO of Accelevation Holdings Corp.
On October 1, 2026, Pubco completed its IPO of 10,000,000 shares of its Class A common stock at the IPO price of $18.00 per share, excluding 20,000,000 shares of Class A common stock sold by certain selling stockholders, in exchange for net proceeds of approximately $170.6 million, after deducting approximately $9.5 million of underwriting discounts and commissions. Pubco used such net proceeds to acquire 10,000,000 newly issued Series A Units in Accelevation Holdings LLC (“Holdings LLC”), the
Company’s direct parent. Immediately following the completion of the IPO and related organizational transactions, Pubco held an approximately 53% interest in Holdings LLC, and the Company was a wholly owned subsidiary of Holdings LLC.
Organizational Transactions
In connection with the consummation of the IPO on October 1, 2026, Pubco and the Company undertook certain organizational transactions, including:
•Pubco (i) formed Holdings LLC as the direct parent entity of the Company, with classes of common membership interests consisting of Series A Units and Series B Units of Holdings LLC (together, the “LLC Units”), and (ii) was appointed as the sole managing member of Holdings LLC.
•Pubco and Holdings LLC amended and restated the Company’s Operating Agreement to, among other things, modify the capital structure of the Company to be a wholly owned subsidiary of Holdings LLC.

September 30, 2026 Form 10-Q	33
Part I
Item 1. Financial Statements
•Pubco and Holdings LLC entered into the Exchange Agreement with Accelevation Investment Holdings LLC (“Investment
Holdings”) and Instor Blocker, Inc. (“Instor”), pursuant to which Investment Holdings (or its permitted transferees) is entitled to exchange Series B Units of Holdings LLC, together with an equal number of shares of Class B common stock of Pubco, for shares of Class A common stock of Pubco on a one-for-one basis or, at Pubco’s election, for cash, from a substantially concurrent public offering or private sale (based on the price of Pubco’s Class A common stock in such public offering or private sale).
•Pubco and Holdings LLC entered into the Tax Receivable Agreement with Investment Holdings and Instor that requires the payment by Pubco to Investment Holdings of collectively 85% of certain tax savings, if any, in U.S. federal, state and local income taxes that Pubco actually realizes (or, under certain circumstances, is deemed to realize).
Additional Items
In October, we also undertook the following actions:
•Entered into a new credit agreement and made draws on the Revolver (see discussion in Note 6 – Long-Term Debt)
•Paid employee cash bonuses totaling approximately $27.1 million in connection with the IPO using funds contributed by certain selling stockholders, including employee 401(k) contributions of $6.0 million that will vest on the second anniversary of employment.

September 30, 2026 Form 10-Q	34
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read together with the sections entitled  “Forward-Looking Statements” and the unaudited condensed consolidated financial statements of Accelevation Holdings Corp. as of the periods set forth therein and of Accelevation LLC as of and for the three and nine months ended September 30, 2026 and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of
Operations” and the audited consolidated financial statements and related notes thereto of Accelevation Holdings Corp. and
Accelevation LLC included in our prospectus, dated September 29, 2026 filed with the Securities and Exchange Commission (the
"SEC") pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”) on October 1, 2026 in connection with our initial public offering (“IPO”).
The following discussion contains forward-looking statements related to our current plans, estimates and assumptions, and events and financial trends that may affect our future operating results or financial position.  We may use terminology such as “aim,”
“anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,”
“may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions to identify forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties. Actual results and timing of selected events could differ materially from those discussed or implied by the forward-
looking statements as a result of various factors, including those discussed below and detailed elsewhere in this Quarterly Report on Form 10-Q and our Prospectus, particularly in the sections entitled “Risk Factors” and “Forward-Looking Statements.”
Overview
We are a vertically integrated infrastructure platform that designs, manufactures and installs power distribution and white space infrastructure products for mission-critical environments. We help hyperscale, colocation, AI, cloud and other large-scale data center customers accelerate deployment through integrated, factory-built solutions designed for speed, scalability and deployment certainty. As customers race to bring new compute capacity online, white space infrastructure is becoming more complex and demanding than ever before. AI-driven deployments require greater power density, more advanced cooling architectures, liquid-
cooling readiness and tighter coordination across power, cooling and structural systems, while chip architectures, power requirements, cooling methods and customer-specific standards continue to evolve. Customers increasingly need partners that can move quickly, adapt in real time and coordinate across design, manufacturing, power, cooling, structure and installation, while existing catalog-based approaches are often not built for the speed, customization or accountability required in next-generation data center deployments.
Our Power Products portfolio, including branch circuit whips, RPPs, HD-RPPs, PDUs, related monitoring technologies and adjacent upstream power distribution products, is a core element of our integrated white space solutions platform. These products may be sold on a standalone basis, but are increasingly integrated with our modular infrastructure, thermal management and field services capabilities to deliver a more complete, coordinated solution for data center customers.
We believe Accelevation is optimally positioned to address customer needs through our vertically integrated “Design. Manufacture.
Install.” operating model. By bringing engineering, manufacturing, electrical scope, installation and project coordination together under a single platform, we provide customers with a unified partner across an expanding portion of the white space infrastructure stack. We believe this model reduces deployment complexity, improves schedule control, accelerates installation timelines and enables faster adaptation to evolving customer requirements and changing job-site conditions.
On October 1, 2026, Accelevation Holdings Corp. (“Pubco”) completed its initial public offering (the “IPO”) of 10,000,000 shares of its Class A common stock at the IPO price of $18.00 per share, excluding 20,000,000 shares of Class A common stock sold by certain selling stockholders, in exchange for net proceeds of approximately $170.6 million, after deducting approximately $9.5

September 30, 2026 Form 10-Q	35
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
million of underwriting discounts and commissions. Pubco used such net proceeds to acquire 10,000,000 newly issued Series A
Units in Accelevation Holdings LLC (“Holdings LLC”), the Company’s direct parent. Immediately following the completion of the
IPO and related organizational transactions, Pubco held an approximately 53% interest in Holdings LLC, and the Company was a wholly owned subsidiary of Holdings LLC.
Key Factors Affecting Our Performance
We believe that the performance of our business and our future success depend upon several critical factors. While each presents significant opportunities, they also pose important challenges that we must successfully address to sustain growth and improve our results of operations.
Data Center Capital Investment and AI-Driven Demand
We derive substantially all of our revenue from our offerings sold into the data center industry. Demand for our products is being driven by the rapid growth of cloud computing, AI and broader digital workloads driving significant investment in new data center capacity. AI workloads, including model training, inference, generative AI and machine learning applications require greater compute intensity and power density than traditional enterprise workloads. At the same time, cloud migration, cybersecurity, analytics, software development, streaming, connected devices and other digital workloads continue to create a baseline source of demand independent of AI. Levels of investment in new data center capacity are influenced by the pace of innovation in compute architectures, the availability of power and land in target markets, the cost and availability of capital and the regulatory environment for new construction.
Customer Concentration and Hyperscale Program Cadence
A significant portion of our revenue is generated from a relatively small number of hyperscale and colocation customers, and we expect this concentration to persist. Our revenue in any given quarter or year can be materially affected by the pace at which individual customers release purchase orders on multi-building campus programs and by their decisions to accelerate, delay or reallocate phases of those programs. As we secure additional framework arrangements with major hyperscale operators, we believe the size and lead-time visibility of our backlog should improve, although period-to-period results may continue to reflect program irregularities.
Product Offering Mix and Impact on Margins
The profit margins we earn vary based on the mix between Infrastructure Solutions and Power Products, the proportion of revenue derived from on-site installation and integration services, the size and manufacturing content of individual orders and the degree of customization. We typically earn higher gross margins on engineered, factory-finished products (including our SkyBridge modular platform, high-density RPPs and Power Products integrated into modular deployments) than on installed services and certain resold or pass-through items. As we continue to shift work from the field into controlled manufacturing environments through greater modular and prefabricated content, we expect to improve operating leverage across our platform. Our overall gross margins can vary meaningfully between periods based on offering mix related to projects completed within a particular period.
Cost of Raw Material and Labor Inputs
Our largest raw material exposures are structural steel, copper, aluminum and the electrical components used in our Power
Products, including busbars, electrical accessories and monitoring electronics. Steel and copper prices are subject to significant volatility, and our component supply is exposed to global supply chain conditions and to the imposition of tariffs on imported goods. The cost of hourly manufacturing labor in the markets where our facilities are located, including southwest Ohio, Mississippi and Virginia also affects our profit margins, particularly as we add personnel to support capacity expansion. Our profit margins are influenced by our ability to pass through changes in raw material and component costs to our customers, by the structure of our supply agreements, and by our ability to manage inventory levels through periods of volatile pricing.

September 30, 2026 Form 10-Q	36
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Capacity Expansion and Utilization
We have undertaken a significant expansion of our manufacturing footprint to address the demand we are seeing from hyperscale and colocation customers. This rapid expansion has been relatively capital-light, and we have purpose-built this footprint to support hyperscalers’ specific needs, with fast and flexible production lines, domestic manufacturing, shorter supply chains and the ability to innovate and adjust products quickly. Higher capacity utilization across our facilities typically improves our gross margins through better fixed-cost absorption, while periods of rapid capacity additions can temporarily compress margins as new facilities ramp. We continue to add capacity on a regular cadence to stay ahead of customer demand, and we believe continued
investments in automation, robotics and welding efficiency initiatives can increase throughput, reduce lead times and further improve margins.
Our profit margins also benefit from the degree to which we manufacture the key sub-assemblies of our products in-house rather than rely on third-party suppliers; for example, we fabricate our TechFrame and SkyBridge structural systems and build our RPPs and branch circuit whips at our own facilities. Changes in our capacity utilization and the level of in-house versus purchased content in our products can influence our pricing and gross margins in any given period.
Key Business Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Certain of these measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for financial measures that have been calculated in accordance with GAAP. Refer to the subsequent discussion of “Non-GAAP Financial Measures and Performance Metrics” for
additional information regarding the calculation of each non-GAAP measure and why they have been determined to be meaningful to investors, reconciliations of non-GAAP measures to the most directly comparable GAAP financial measures, and explanations of our performance metrics.

September 30, 2026 Form 10-Q	37
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth certain financial highlights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
GAAP Results
Revenue	$202,224	$121,888	$639,675	$280,518
Cost of goods sold	$143,063	$79,755	464,364	190,091
Gross margin	29.3%	34.6%	27.4%	32.2%
Net income	$3,153	$13,646	22,478	4,935
Net income margin	1.6%	11.2%	3.5%	1.8%
Net cash provided by (used in) operating activities	$62,506	$(645)	58,265	(5,576)
Non-GAAP Results and Key Metrics
Adjusted EBITDA	$37,740	$28,863	$106,110	$55,663
Adjusted EBITDA Margin	18.7%	23.7%	16.6%	19.8%
Adjusted Net Income	$20,922	$22,495	$70,965	$37,313
Adjusted Net Income Margin	10.3%	18.5%	11.1%	13.3%
Free Cash Flow	$55,006	$(3,274)	$39,228	$(13,989)
Bookings	768,921	165,674	1,898,338	608,339
Book-to-bill ratio	0.0	0.0	0.0	0.0
	September 30, 2026	September 30, 2025
Backlog	$1,677,990	$390,988
Trends and Factors Impacting Our Results of Operations
Impacts of Expansion and Integration of Product Offerings and Related Growth
After June 30, 2024, we began to experience significant growth in the revenue generated from customized solutions that include the integration and installation of several of our product offerings. These solutions typically reflect larger scale projects, with higher contract values, for which revenue is recognized over time as costs are incurred. This shift results in contract values and progress on delivery against contracts having a significantly greater impact on reported revenue than contract volume.
Expansion of Internal Labor and Manufacturing Capacity
In response to the growth we experienced beginning in 2024, we significantly increased the size of our manufacturing and delivery workforce, including through the use of contract labor. This increase in the size of our workforce has resulted in, and we expect will continue to result in, an increase in labor costs (wages and benefits) recognized in costs of goods sold in our consolidated statements of operations compared to historical reporting periods.
Additionally, we have expanded the manufacturing capacity of our operations. During the first half of fiscal year 2025, the lease of a newly constructed, over 264,000 square foot manufacturing facility commenced, representing our largest manufacturing facility and lease commitment at the time of lease commencement. In May 2026, the lease of an additional newly constructed, over
286,000 square foot manufacturing facility commenced. We have also executed a lease for an additional 286,000 square foot manufacturing facility that is expected to commence in 2027. These leases, combined with the associated fixed asset purchases,

September 30, 2026 Form 10-Q	38
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
represent an increase in fixed overhead costs that will continue to impact costs of goods sold in our consolidated statements of operations.
We will continue to increase the size of our workforce and manufacturing capacity commensurate with the growing demand for our products. The timing of our hiring and leasing could impact our gross profit and/or gross profit margin in future periods.
Activities Related to Our IPO
During the nine months ended September 30, 2026, we began to incur significant third-party legal, accounting, audit and consulting costs related to the IPO and the increased regulatory, governance and reporting requirements to which we will be subject as a publicly-traded company. We expect these costs to continue as we expand the executive management team, continue to establish a governance structure, invest in additional internal resources, expand insurance coverage, and issue awards under our equity incentive plan. During the fourth quarter of 2026, we expect to incur $45.0 to $50.0 million of expense for cash bonuses and stock compensation costs related to the IPO. In the same period, the Company expects to incur $2.0 to $3.0 million of public company readiness costs.
2025 Transactions
During the year ended December 31, 2025, we (i) experienced a change in control on January 2, 2025 (the “Change in Control
Transaction”) and (ii) consummated various acquisitions as part of our vertical integration strategy. A description of the acquisitions, as well as their financial effects, is as follows:
•On January 29, 2025, we acquired 100% of the assets of Aura Energy, LLC (“Aura”), a manufacturer of high-density power distribution products. Total consideration for this acquisition was $18.7 million, consisting of $5.3 million of cash, rollover equity with an acquisition-date estimated fair value of $5.3 million and contingent consideration, to be settled over a period of five years, with an acquisition-date estimated fair value of $8.2 million. The purpose of this acquisition was to enhance our data center power offerings, adding the design, manufacture and installation of custom power distribution units, remote power panels and other UL-certified power distribution solutions to our portfolio of Power
Products and solutions. At the time of acquisition, Aura was pre-revenue, and this acquisition did not contribute materially to our reported revenue or costs of goods sold between the date of acquisition and December 31, 2025. The acquisition of Aura has contributed to an increase in our reported selling, general and administrative expense (“SG&A”)—
primarily wages and benefits—for the periods subsequent to the acquisition date.  These cost increases related to the acquisition of Aura will continue to be a part of our cost structure in future reporting periods.
•On April 28, 2025, we acquired the assets of Earnest Solutions, LLC (“Earnest”), a power consulting, design, integration and implementation firm. Total consideration for this acquisition was $6.0 million, which we made to enhance our ability to develop and deliver customer power distribution solutions at scale for data center environments.
•On October 6, 2025, we acquired SteelPro LLC and SteelPro Memphis, LLC (collectively “SteelPro”), a designer and fabricator of structural steel solutions for both commercial and industrial markets. Total consideration for this acquisition was $43.5 million, consisting of $35.4 million of cash and rollover equity with an acquisition-date estimated fair value of
$8.1 million. The purpose of this acquisition was to vertically integrate SteelPro, a supplier prior to consummation of the acquisition, into our existing operations, as well as to expand our operating capacity. The acquisition of SteelPro contributed to an increase in our reported costs of goods sold and selling, general and administrative expense—primarily wages and benefits and depreciation expense—for the periods subsequent to the acquisition date. Our reported results of operations for the year ended December 31, 2025 include $5.9 million and $0.8 million of revenue and net loss, respectively, related to the operations of SteelPro subsequent to the acquisition date.
In addition to the financial effects described above, acquisition-related costs recognized during the year ended December 31, 2025 in connection with the consummation of the Change in Control Transaction and the acquisitions of Aura, Earnest and SteelPro totaled $7.1 million. See Note 2 – Acquisitions to our condensed consolidated financial statements.

September 30, 2026 Form 10-Q	39
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Components of Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.
Revenue
Revenue consists of amounts earned from the manufacture and sale of customized infrastructure solutions, as well as amounts earned from the sale and delivery of standard products. We recognize revenue related to our customized infrastructure solutions contracts on an over-time basis, and recognize revenue related to our standard product contracts as of a point in time. Contract values attributable to our customized infrastructure solution contracts are generally significantly higher than the contract values attributable to our standard products. This is due to the substantially greater amount of materials, labor, customization and integration of our products, increased complexity and longer periods of delivery, inclusive of installation periods, attributable to the delivery of our customized infrastructure solutions. Due to the significantly higher contract values, period-over-period changes in the volume or size of our customized infrastructure solutions contracts can have a materially greater impact on our reported revenue. Point-in-time revenue is more significantly impacted by the volume of the standard products that we deliver, whether due to an increase in the number of contracts executed or the volume of our standard products that we deliver per contract.
Customized Infrastructure Solutions
Customized infrastructure solutions consist of integrated “white space” systems that may include any combination of structural infrastructure for power, cooling and fiber/cable conveyance, thermal containment, design, installation and lifecycle services and certain third-party monitoring components. These customized infrastructure solutions are by their nature, generally, delivered over a longer term. The promise to manufacture and install an integrated white space is considered a single performance obligation, for which we recognize revenue over time using the cost-to-cost method (an input method). Under the cost-to-cost method, progress on a contract is measured based on costs incurred relative to total estimated costs to complete the contract, as control has been deemed to transfer continuously to the customer as we perform, these arrangements have been deemed to have no alternative use, and we have an enforceable right to payment upon customer termination.
Standard Products
Standard products primarily consist of access panels, containment panels and systems, doors, including dual sliding doors and
Power Products, such as power panels and branch circuit whips, sold on a standalone basis under contracts that do not require significant customization and have shorter manufacturing and delivery cycles. Revenue for these products is recognized at a point in time when control transfers to the customer, which generally occurs upon shipment or delivery, depending on contractual shipping terms.
Costs of Goods Sold—Cost of goods sold consists primarily of direct costs and allocated indirect costs related to the sale of our products. Direct costs include purchased materials, labor, and shipping, as well as other costs directly related to the execution of a specific contract.  Indirect costs include manufacturing facility lease costs, depreciation and overhead expenses. Our reported costs of goods sold are affected by our sales volumes, the cost of raw materials, including steel, aluminum, copper, electrical components, polycarbonate and other key raw materials, the cost of components, fuel costs and other items. We currently do not hedge against changes in the price of raw materials.
Selling, General and Administrative Expenses—Selling, general and administrative expenses consist primarily of salaries, commissions expense, share based compensation, employee benefits and payroll taxes related to our executives and our sales, finance, accounting, human resources, IT, engineering and legal organizations, travel expenses, corporate office facility costs, marketing expenses, costs incurred for professional services and other costs that do not relate directly to the manufacturing of our products. Costs incurred for professional services include audit, legal, tax and consulting fees.
Related Party Expenses—Related party expenses consist of fees and expense reimbursements paid to our Principal Stockholder under management services agreements. Related party expenses also include costs incurred for services provided by (i) entities that have been deemed affiliates (e.g., based upon common ownership) or (ii) entities for which it has been determined that either

September 30, 2026 Form 10-Q	40
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
we or the entity has the ability to exert significant influence (e.g., due to common management team members or familial relationships).
Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and September 30,
2025, and the changes between those periods. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future, including for the reasons described above under “Trends and Factors
Impacting Our Results of Operations”.

	(Unaudited)
	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$202,224	$121,888	$80,336	65.9%
Cost of goods sold	143,063	79,755	63,308	79.4%
Gross profit	59,161	42,133	17,028	40.4%
Operating expenses:
Selling, general, and administrative expenses	26,561	15,766	10,795	68.5%
Amortization of intangible assets	13,765	8,040	5,725	71.2%
Related party expenses	640	256	384	150.0%
Total operating expenses	40,966	24,062	16,904	70.3%
Operating income	18,195	18,071	124	0.7%
Other income (expense)
Interest income	657	123	534	434.1%
Interest expense	(16,046)	(5,673)	(10,373)	182.8%
Other expenses, net	345	1,409	(1,064)	(75.5)%
Total non-operating expense, net	(15,044)	(4,141)	(10,903)	263.3%
Income before income taxes	3,151	13,930	(10,779)	(77.4)%
(Benefit) provision for income taxes	(2)	284	(286)	(100.7)%
Net income	3,153	13,646	(10,493)	(76.9)%
Net income attributable to non-controlling interest	222	—	222	n/m
Net income attributable to Accelevation LLC	$2,931	$13,646	$(10,715)	(78.5)%
______________
n/m – Used here and throughout this MD&A to denote amounts determined to be not meaningful, as they would reflect percentages determined based upon (i) division by $0, (ii) comparisons of amounts with opposite signs, or (iii) amounts exceeding certain limitations.

September 30, 2026 Form 10-Q	41
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue

	Three Months Ended September 30,				Change
(in thousands)	2026	% of Total	2025	% of Total	$	%
Over-time revenue	$180,076	89.0%	$105,018	86.2%	$75,058	71.5%
Point-in-time revenue	22,148	11.0%	16,870	13.8%	5,278	31.3%
Total revenue	$202,224	100.0%	$121,888	100.0%	$80,336	65.9%
For the three months ended September 30, 2026, revenue increased $80.3 million, or 65.9%, as compared to the three months ended September 30, 2025. This increase in revenue for the three months ended September 30, 2026 was made up of (i) a $75.1 million, or 71.5%, increase in over-time revenue attributable to customized infrastructure solutions recognized on an over-time basis and (ii) a $5.3 million, or 31.3%, increase in revenue attributable to standard products recognized on a point-in-time basis.
The $75.1 million increase in revenue attributable to our customized infrastructure solutions for the three months ended
September 30, 2026 was driven by both (i) an increase of 135.0% in the number of active customized infrastructure solutions contracts for which revenue was recognized during the three months ended September 30, 2026 and (ii) generally higher average contract values. Aggregate contract value for contracts under which over-time revenue was recognized during the three months ended September 30, 2026 was $1.5 billion versus $539.9 million for the same prior-year period. The increase in the volume of active customized infrastructure solutions contracts during the three months ended September 30, 2026 was expected as this is a growing part of our business and corresponds with greater demand for integrated product and delivery models that require the involvement of fewer individual vendors and aligns with our growing order backlog. The increase in average customized infrastructure solutions contract values during the three months ended September 30, 2026 was due to an increase in the scale of customer projects, expanded offerings within our solutions and additional manufacturing capacity.
The amount of over-time revenue recognized at the individual contract level is based upon our estimates of progress towards contract completion using the cost-to-cost method, as further described under “Revenue Recognition” within our discussion of
“Critical Accounting Policies and Estimates”. As of both September 30, 2026 and September 30, 2025, a substantial portion of the contracts under which we recognized revenue during the period had significantly larger aggregate contract values remaining to be recognized in future periods. Over-time revenue recognized in future periods will continue to reflect the impacts of both (a) changes in the number and size of the underlying contracts and (b) the measurement of progress against the underlying contracts.
The $5.3 million increase in our point-in-time revenue for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was substantially driven by an increase in revenue from our power and containment products sold on a standalone basis. For the three months ended September 30, 2026, contract values for these products were significantly greater due to higher volumes within orders.
Cost of goods sold

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Material costs	$84,029	$40,064	$43,965	109.7%
Labor costs	40,332	32,106	8,226	25.6%
Other costs of goods sold	18,702	7,585	11,117	146.6%
Total cost of goods sold	$143,063	$79,755	$63,308	79.4%

September 30, 2026 Form 10-Q	42
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For the three months ended September 30, 2026, cost of goods sold increased $63.3 million, or 79.4%, as compared to the three months ended September 30, 2025. This increase in cost of goods sold for the three months ended September 30, 2026 was most significantly driven by the 65.9% growth in revenue recognized for the same periods. In addition:
•Material costs increased $44.0 million, or 109.7%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase in materials costs for the period, was due primarily to the growth in revenue, with additional increase driven by less favorable material mix within projects.
•Labor costs increased $8.2 million, or 25.6%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase reflects the growing installation labor needs and higher headcount for the increased revenue and over-time costs specifically. The third quarter of 2025 reflected an increase in labor costs due to the timing of installation work needs as well as increased hiring in the period.
•Other costs of goods sold increased $11.1 million, or 146.6%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase primarily relates to an increase in travel costs largely related to the increase in our customized infrastructure solution projects, which require more travel to job sites;
and increased equipment and facility costs due to our expanded manufacturing footprint and job site needs.
Gross profit and gross profit margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Gross profit	$59,161	$42,133	$17,028	40.4%
Gross profit margin	29.3%	34.6%
For the three months ended September 30, 2026, gross profit increased $17.0 million, or 40.4%, as compared to the three months ended September 30, 2025. This increase was primarily driven by the 65.9% increase in revenue for the same periods. Margin declined as a result of the changes in cost of goods sold noted above.
Selling, general and administrative expenses

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Wages and benefit costs	$15,659	$11,799	$3,860	32.7%
Professional services fees	2,366	844	1,522	180.3%
Acquisition- and transaction-related costs	3,000	67	2,933	n/m
Other	5,536	3,056	2,480	81.2%
Total selling, general and administrative expenses	$26,561	$15,766	$10,795	68.5%
For the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, selling, general and administrative costs increased $10.8 million or 68.5% largely as a result of:
•The $3.9 million increase in wages and benefits costs and other increases of $2.5 million, impacted by (i) an increase in performance bonuses expense related to revenue growth; (ii) a significant increase in ordinary salaries, wages, and benefits expense due to increased headcount; (iii) equity awards; and (iv) additional facility and technology costs related to the expanded workforce.

September 30, 2026 Form 10-Q	43
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Professional services increase of $1.5 million and transaction-related costs of $3.0 million driven by third-party professional fees incurred in connection with and in preparation for the IPO, including higher accounting, audit and tax fees; and
•Acquisition-related cost incurred for the three months ended September 30, 2025 that were substantially replaced by
IPO-related costs for the three months ended September 30, 2026.
Amortization of intangible assets

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Amortization of intangible assets	$13,765	$8,040	$5,725	71.2%
The $5.7 million increase in amortization expense for the three months ended September 30, 2026, as compared to the same year-
ago period, primarily relates to a plan to shift the use of the SteelPro facility acquired in 2025 from the operations in place when the
Company was acquired to a new use that supports existing Accelevation data center whitespace operations by the end of the year. This triggered a change in the useful lives to four months for the SteelPro Trademark and Customer Relationships with an aggregate net book value of $11.2 million.
Non-operating expense

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Interest income	$657	$123	$534	434.1%
Interest expense	(16,046)	(5,673)	(10,373)	182.8%
Other income, net	345	1,409	(1,064)	n/m
Total non-operating expense, net	$(15,044)	$(4,141)	$(10,903)	263.3%
The $10.4 million increase in interest expense for the three months ended September 30, 2026, compared to the prior year, primarily relates to a significant increase in our outstanding debt balance as of September 30, 2026, as compared to
September 30, 2025, with the borrowings occurring throughout the twelve-month period between. Additionally, we were impacted by higher interest rates.
Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and September 30, 2025, and the changes between those periods. The period-to-period comparisons of our historical results are not necessarily indicative

September 30, 2026 Form 10-Q	44
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
of the results that may be expected in the future, including for the reasons described above under “Trends and Factors Impacting
Our Results of Operations”.

	(Unaudited)
	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$639,675	$280,518	$359,157	128.0%
Cost of goods sold	464,364	190,091	274,273	144.3%
Gross profit	175,311	90,427	84,884	93.9%
Operating expenses:
Selling, general and administrative expenses	81,206	44,350	36,856	83.1%
Amortization of intangible assets	31,136	23,800	7,336	30.8%
Related party expenses	7,378	756	6,622	n/m
Impairment on assets held for sale	2,128	—	2,128	n/m
Total operating expenses	121,848	68,906	52,942	76.8%
Operating income	53,463	21,521	31,942	148.4%
Non-operating income (expenses)
Interest income	1,199	182	1,017	n/m
Interest expense	(31,323)	(16,106)	(15,217)	94.5%
Other income (expenses), net	81	(68)	149	n/m
Total non-operating expense, net	(30,043)	(15,992)	(14,051)	87.9%
Income before income taxes	23,420	5,529	17,891	323.6%
Provision for income taxes	942	594	348	58.6%
Net income	22,478	4,935	17,543	n/m
Net income attributable to noncontrolling interest	718	—	718	n/m
Net income attributable to Accelevation LLC	$21,760	$4,935	$16,825	n/m
Revenue

	Nine Months Ended September 30,				Change
(in thousands)	2026	% of Total	2025	% of Total	$	%
Over-time revenue	$543,163	84.9%	$234,875	83.7%	$308,288	131.3%
Point-in-time revenue	96,512	15.1%	45,643	16.3%	50,869	111.4%
Total revenue	$639,675	100.0%	$280,518	100.0%	$359,157	128.0%
For the nine months ended September 30, 2026, revenue increased $359.2 million, or 128.0%, when compared to the nine months ended September 30, 2025. This increase was driven by (i) a $308.3 million, or 131.3%, increase in over-time revenue attributable to customized infrastructure solutions recognized on an over-time basis and (ii) a $50.9 million, or 111.4%, increase in revenue attributable to standard products recognized on a point-in-time basis.
The $308.3 million increase in revenue attributable to our customized infrastructure solutions for the nine months ended
September 30, 2026 was driven by both (i) an increase of 46.8% in the number of active customized infrastructure solutions

September 30, 2026 Form 10-Q	45
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
contracts for which revenue was recognized during the nine months ended September 30, 2026 and (ii) generally higher average contract values. Aggregate contract value for contracts under which over-time revenue was recognized during the nine months ended September 30, 2026 was $1.7 billion versus $611.8 million for the same prior-year period. The increase in the volume of active customized infrastructure solutions contracts during the nine months ended September 30, 2026 reflects increased demand, as evidenced by the order backlog. The increase in average customized infrastructure solutions contract values during the nine months ended September 30, 2026 was due to an increase in the scale of customer projects, expanded offerings within our solutions and additional manufacturing capacity.
The $50.9 million increase in our point-in-time revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was substantially driven by an increase in revenue from our power and containment products sold on a standalone basis. For the nine months ended September 30, 2026, contract values for these products were significantly greater due to higher volumes within orders.
Cost of goods sold

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Material costs	$280,885	$105,422	$175,463	166.4%
Labor costs	127,601	64,407	63,194	98.1%
Other costs of goods sold	55,878	20,262	35,616	175.8%
Total cost of goods sold	$464,364	$190,091	$274,273	144.3%
For the nine months ended September 30, 2026, cost of goods sold increased $274.3 million, or 144.3%, as compared to the nine months ended September 30, 2025. This increase was most significantly driven by the $359.2 million or 128.0% growth in revenue for the same periods. Overall, cost of goods sold was also impacted by $23.9 million of negative margin on loss contracts during the nine months ended September 30, 2026, driven by higher absorption of indirect costs as well as labor and travel inefficiencies incurred in completing older projects. Material cost increases were further driven by a less favorable mix of product within our contracts. In addition, other cost of goods sold increased as a result of (i) an increase in travel costs corresponding to the significant increase in revenue generated from our customized infrastructure solution projects, which have required extensive travel of field workers to the related job sites; (ii) an increase in equipment rental expense, attributable to the significant increase in revenue generated from our customized infrastructure solution projects which, at times, have required rentals at the job sites; and
(iii) increases in facility and storage costs, which is primarily attributable to the commencement of the lease of a primary manufacturing facility in March 2025 and a second space in May 2026, as well as the commencement of several other warehouse and assembly leases later in the year ended December 31, 2025.
Gross profit and gross profit margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Gross profit	$175,311	$90,427	$84,884	93.9%
Gross profit margin	27.4%	32.2%
For the nine months ended September 30, 2026, gross profit increased $84.9 million, or 93.9%, as compared to the nine months ended September 30, 2025, while gross profit margin declined 4.8% in the same period. The increase in gross profit was primarily driven by the revenue growth previously discussed. Partially offsetting the increase in gross profit, and driving the decline in gross profit margin, is $23.9 million of negative margin on loss contracts in the period compared to $3.3 million in the same year-ago period.

September 30, 2026 Form 10-Q	46
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selling, general and administrative expenses

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Wages and benefit costs	$51,975	$28,316	$23,659	83.6%
Professional services fees	7,152	1,509	5,643	374.0%
Acquisition- and transaction-related costs	7,187	7,636	(449)	(5.9)%
Other	14,893	6,889	8,004	116.2%
Total selling, general and administrative expenses	$81,207	$44,350	$36,857	83.1%
For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, selling, general and administrative costs increased largely as a result of:
•A $23.7 million increase in wages and benefits costs and an $8.0 million increase in other costs impacted by (i) an increase in sales commission and performance bonuses expense related to revenue growth; (ii) a significant increase in ordinary salaries, wages, and benefits expense due to a significant increase in headcount; and (iii) additional facility and technology costs related to the expanded workforce;
•Additional professional service costs primarily driven by $5.6 million of third-party professional fees incurred in connection with and in preparation for the IPO including higher accounting, audit and tax fees; and
•Acquisition-related cost incurred for the nine months ended September 30, 2025 that were substantially replaced by
IPO-related costs for the nine months ended September 30, 2026.
Amortization of intangible assets

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Amortization of intangible assets	$31,136	$23,800	$7,336	30.8%
The $7.3 million, or 30.8%, increase in intangible asset amortization expense for the nine months ended September 30, 2026 over
2025, primarily relates to the previously discussed change in the useful lives of SteelPro intangible assets.
Related party expenses

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Related party expenses	$7,378	$756	$6,622	n/m
The $6.6 million increase in related party expense for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily relates to consulting and professional services fees incurred with one of our affiliates for assistance with activities commenced during the nine months ended September 30, 2026 related to the IPO.

September 30, 2026 Form 10-Q	47
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Impairment of assets held for sale

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Impairment of assets held for sale	$2,128	$—	$2,128	n/m
During the nine months ended September 30, 2026, we recorded a $2.1 million impairment charge to reduce the carry value of
Workplace Modular Systems, LLC (“WMS”) — our subsidiary that previously had been classified as held for sale to its estimated fair value less cost to sell. The impairment charge was triggered by the continued negotiations for the sale of WMS to the eventual buyer of the subsidiary. In April 2026, we completed the sale of WMS for $2.7 million. As a result of working capital changes after the impairment in the first quarter of 2026, we recognized a loss of $0.7 million within Selling, General and Administrative Expenses on the condensed consolidated income statements. Refer to Note 3 – Dispositions to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 for additional details regarding the classification of WMS as held for sale.
Non-operating expense, net

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Interest income	$1,199	$182	$1,017	n/m
Interest expense	(31,323)	(16,106)	(15,217)	94.5%
Other income (expenses), net	81	(68)	149	n/m
Total non-operating expense, net	$(30,043)	$(15,992)	$(14,051)	87.9%
The $15.2 million increase in interest expense for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily relates to a significant increase in our outstanding debt balance since September 30, 2025.
As of December 31, 2025, the majority of the variable-rate borrowings were fixed by $200 million of interest rate hedges. Additional draws on the debt since that date have been subject to variable interest rates.
Tax provision
The effective tax rate for the nine months ended September 30, 2026 and 2025 was 4.0% and 10.7%, respectively, which is significantly below the combined federal and state statutory tax rate because we are a pass-through entity for federal tax purposes. Following the IPO, we expect future taxes incurred to differ from those reported in the past as a result of the changing reporting entity structure.
Non-GAAP Financial Measures and Performance Metrics
Non-GAAP Measures
We report our financial results in accordance with GAAP; however, management believes evaluating Accelevation’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Specifically, management reviews
Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Net Income Margin, and Free Cash Flow, which are non-GAAP financial measures, to manage our business, make planning decisions, evaluate our performance and allocate resources and, for the reasons described below, considers them to be effective indicators, for both management and investors, of our financial performance over time.

September 30, 2026 Form 10-Q	48
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
We believe these metrics help investors and analysts in comparing our results across reporting periods on a consistent basis.
These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income and cash flow from operating activities. Other companies in our industry may calculate these metrics differently, limiting their usefulness as a comparative measure. Our presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or non-
recurring items.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is defined as net income (loss) adjusted for interest income and expense, provision for income taxes, depreciation and amortization expense, equity-based compensation expense, public company readiness costs, acquisition costs, sponsor fees and expenses, change in fair value of acquisition earnout and asset impairment, as well as certain non-recurring items, including payments to Olympus that ceased upon the IPO. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of
Revenue.
Among other limitations, Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments, non-cash charges for depreciation and amortization, and do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations such as interest expense. Adjusted EBITDA and Adjusted EBITDA Margin also do not reflect income tax expense or benefit.
We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important metrics for management and investors as they (i)
adjust for the impact of items that we do not believe are indicative of our core operating results or the overall health of our company and (ii) allow for consistent comparison of our operating results over time. In addition, we use Adjusted EBITDA and
Adjusted EBITDA Margin in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies.

September 30, 2026 Form 10-Q	49
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table reconciles Net Income to Adjusted EBITDA and Net Income Margin to Adjusted EBITDA Margin for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$3,153	$13,646	22,478	4,935
Interest expense	16,046	5,673	31,323	16,106
Interest income	(657)	(123)	(1,199)	(182)
(Benefit) provision for income taxes	(2)	284	942	594
Depreciation expense	881	260	2,579	831
Amortization of intangibles	13,765	8,040	31,136	23,800
Equity-based compensation	751	124	1,941	278
Acquisition costs	—	67	—	6,104
Sponsor fees and expenses(1)	260	256	774	756
Public company readiness costs(2)	3,907	—	12,535	—
Change in fair value of acquisition earnout	(560)	577	537	1,532
Asset impairment	—	—	2,128	—
Other(3)	196	59	936	909
Adjusted EBITDA	$37,740	$28,863	$106,110	$55,663

Revenue	$202,224	$121,888	$639,675	$280,518
Net Income Margin	1.6%	11.2%	3.5%	1.8%
Adjusted EBITDA Margin	18.7%	23.7%	16.6%	19.8%
(1)Represents fees and expense reimbursements paid to our sponsor, which will no longer be paid in future periods.
(2)Represents non-recurring professional service fees related to our IPO included as Related Party Expenses and Selling,
General and Administrative Expenses on our condensed consolidated income statements.
(3)Other for the year ended December 31, 2025 primarily includes disposals of fixed assets due to a one-time policy change in our capitalization thresholds and abandonment of certain fixed assets. For the nine months ended
September 30, 2026, Other includes loss on the sale of WMS and disposals of certain fixed assets.
Adjusted Net Income and Adjusted Net Income Margin
Adjusted Net Income is calculated as net income (loss) plus or minus (i) amortization of intangibles, (ii) equity-based compensation,
(iii) sponsor fees and expenses, (iv) public company readiness costs, (v) acquisition-related costs, (vi) changes in the fair value of contingent consideration liabilities, (vii) asset impairments, (viii) other non-recurring items, and (ix) tax impact of adjustments.
Adjusted Net Income Margin is Adjusted Net Income as a percentage of Revenue.
Among other limitations, Adjusted Net Income and Adjusted Net Income Margin do not reflect all our cash expenditures, future requirements, for capital expenditures or contractual commitments, do not reflect certain recurring noncash charges, and do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations.
We present Adjusted Net Income and Adjusted Net Income Margin because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Adjusted Net Income and Adjusted Net Income Margin are used by management to evaluate the effectiveness of our business strategies.

September 30, 2026 Form 10-Q	50
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table reconciles Net Income and Net Income Margin to Adjusted Net Income and Adjusted Net Income Margin for the
periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$3,153	$13,646	22,478	4,935
Amortization of intangibles	13,765	8,040	31,136	23,800
Equity-based compensation	751	124	1,941	278
Sponsor fees and expenses(1)	260	256	774	756
Public company readiness costs(2)	3,907	—	12,535	—
Acquisition costs	—	67	—	6,104
Change in fair value of acquisition earnout	(560)	577	537	1,532
Asset impairment	—	—	2,128	—
Other(3)	196	59	936	909
Tax impact of adjustments	(550)	(274)	(1,500)	(1,001)
Adjusted Net income	$20,922	$22,495	$70,965	$37,313

Revenue	$202,224	$121,888	$639,675	$280,518
Net Income Margin	1.6%	11.2%	3.5%	1.8%
Adjusted Net Income Margin	10.3%	18.5%	11.1%	13.3%
(1)Represents fees and expense reimbursements paid to our sponsor, which will no longer be paid in future periods.
(2)Represents non-recurring professional service fees related to our IPO included as Related Party Expenses and Selling,
General and Administrative Expenses on our condensed consolidated income statements.
(3)Other for the year ended December 31, 2025 primarily includes disposals of fixed assets due to a one-time policy change in our capitalization thresholds and abandonment of certain fixed assets. For the three and nine months ended
September 30, 2026, Other includes loss on the sale of WMS and disposals of certain fixed assets.
Free Cash Flow
We define Free Cash Flow as Net Cash Provided by Operating Activities reduced by Purchases of Property and Equipment.
Management uses Free Cash Flow to provide insight into our liquidity, our cash-generating capability, as well as demonstrate our ability to fund future growth. Free Cash Flow should be considered in addition to, rather than as a substitute for, Net Cash
Provided by Operating Activities as a measure of our liquidity. Additionally, our definition of Free Cash Flow is limited, in that it does not represent residual cash flows available for discretionary expenditures, due to the fact that the measure does not deduct the payments required for debt service and other contractual obligations or payments made for business acquisitions. Therefore, management believes it is important to view Free Cash Flow as a measure that provides supplemental information to our consolidated statements of cash flows.

September 30, 2026 Form 10-Q	51
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by (used in) operating activities	$62,506	$(645)	$58,265	$(5,576)
Purchase of property and equipment	(7,500)	(2,629)	(19,037)	(8,413)
Free Cash Flow	$55,006	$(3,274)	$39,228	$(13,989)
Performance Metrics
The Company utilizes certain performance metrics (defined below) to provide an indication of trends in operating results, including future business, and to provide a useful indicator of the volume of our business over time. Measuring backlog, bookings, and book-to-bill ratio involves the use of judgments, and there are no independent standards or requirements governing the calculation of these metrics. These metrics may be impacted by, among other factors, the types of services and solutions sold, contract duration, the pace of client spending, actual volumes of services delivered as compared to the volumes anticipated at the time of sale, and contract modifications over the lifetime of a contract. Information regarding these performance metrics is not comparable to, nor should it be substituted for, an analysis of reported revenues.
Backlog consists of the remaining unrecognized revenue on executed contracts and purchase orders, as well as letters of intent and notices to proceed with respect to purchase orders received in writing. The Company utilizes backlog to provide additional insights regarding trends in future revenue and market penetration. Project cancellations, scope adjustments, deferrals or changes in customer phasing may occur with respect to contracts reflected in our backlog, which could reduce the dollar amount of our backlog and the revenue and profits that we actually earn.
Bookings is defined as the aggregate dollar value of executed customer contracts and purchase orders, as well as letters of intent and notices to proceed with respect to purchase orders received in writing, during a given period. Contracts, purchase orders, letters of intent and notices to proceed included in bookings may be cancelled, modified or delayed, and there can be no assurance that our bookings will be realized as revenue or, if realized, will result in profits.
Book-to-bill ratio is defined as bookings divided by revenue for the applicable period.
Liquidity and Capital Resources
General
Our primary sources of cash are
•amounts generated through our operations;
•our borrowing capacity under our Credit Agreement; and
•available unrestricted cash.
Our primary cash requirements include:
•execution costs for customer contracts, including to fund inventory purchases, labor costs and facility costs;
•expansion of capacity and capital expenditures aligned to our growth, including for new lease commitments;
•internal sales, engineering and administrative functions;
•payments under our Tax Receivable Agreement; and
•maintenance of our debt facilities, including to service interest expense and principal payment obligations,

September 30, 2026 Form 10-Q	52
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Tax Receivable Agreement
In connection with the IPO, Pubco and Holdings LLC entered into a Tax Receivable Agreement (TRA) with LLC Unit holders. Under the Tax Receivable Agreement, we will retain 15% of certain available tax savings, and will be required to pay the Members (as defined in the Tax Receivable Agreement) the remaining 85% of such tax savings, if any, that are realized or deemed realized as a result of tax attributes (i.e. DTA). Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to use.
The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by the LLC Unit holders, the amount of gain recognized by the LLC Unit holders, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable. However, we expect that the payments Accelevation Holdings Corp. will be required to make under the Tax Receivable Agreement will be substantial and could materially affect our liquidity.
Debt
As of September 30, 2026, our total outstanding principal totaled $665.2 million. On June 25, 2026, we entered into the Fourth
Amendment of our 2025 Credit Agreement. The Fourth Amendment provided incremental term loans of an aggregate principal amount of $346.0 million and an additional $10.0 million in delayed draw term loan commitments. The proceeds from this amendment were primarily used to fund distributions and notes to certain members in the amount of $299.4 million, repay $20.0 million of debt on the Revolving Credit Facility, and provide funds for operating and capital needs. See additional discussion of the distributions in Note 14 – Related-Party Transactions.
In October 2026 we entered into a new debt facility (the "2026 Credit Agreement") containing (i) a $250.0 million senior secured term loan facility and (ii) a $400.0 million senior secured revolving credit facility (the "Revolver"), with a maturity in October 2031.
We used cash on hand, IPO proceeds of $170.6 million, and proceeds from the 2026 Credit Agreement to pay the 2025 Credit
Agreement in full.
Operational Factors that Impact Our Liquidity
Due to the nature of our operations, our liquidity is significantly impacted by (i) the timing of the collection of cash on our contracts for which we recognized revenue over-time, including the timing of milestone payments and whether we are able to collect upfront cash deposits and (ii) the timing upon which we are required to expend cash, including for labor and materials, when delivering upon contracts for which we recognized revenue over-time. Going forward, we will support our liquidity position through the maintenance of the Revolver.
We believe that our cash and cash equivalents, the cash generated from our operations, and the availability under the Revolver are sufficient to fund our near-term and long-term liquidity needs.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025, and the changes between those periods:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Net cash provided by (used in) operating activities	$58,265	$(5,576)	$63,841
Net cash used in investing activities	(17,394)	(406,846)	389,452
Net cash provided by financing activities	51,374	427,660	(376,286)

September 30, 2026 Form 10-Q	53
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Activities
The $63.8 million additional cash provided by operating activities for the nine months ended September 30, 2026, compared to the same year-ago period was primarily driven by the increase in overall operational volume in both sales and expenses. Additionally, we experienced favorable changes in working capital, largely a result of contractual customer deposits. This impact was slightly offset by the net increase in accounts receivable and contract asset balances, which reflect portions of recognized revenue for which cash has not been collected. Increases in our accounts receivable and contract asset balances are reflective of a combination of our growth and milestone and longer billing and collection cycles associated with our larger projects that have been driving a significant portion of our growth.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $17.4 million, as compared to $406.8 million for the nine months ended September 30, 2025. The reduction in cash used in investing activities for the periods primarily reflects $398.4 million used for acquisitions during the first nine months of 2025 to pay for the acquisitions of Accelevation Holding
Company, LLC (the Change in Control Transaction), Aura, and Earnest Solutions, LLC. The decrease in cash used for acquisitions was partially offset by a $10.6 million increase in capital expenditures. This increase in cash used for capital expenditures corresponds with our growth and related expansion of capacity. Additionally, during the second quarter of 2026, we completed the disposal of Workplace Modular Systems, LLC, which resulted in proceeds of $1.6 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $51.4 million, as compared to net cash provided by financing activities of $427.7 million for the nine months ended September 30, 2025. The cash provided by financing activities for the nine months ended September 30, 2025, primarily reflects proceeds received to fund the Change in
Control Transaction that occurred on January 2, 2025. In connection with the Change in Control Transaction, we received net proceeds of $194.8 million from the issuance of long-term debt and $215.0 million from equity issuances. This total cash inflow of
$409.8 million was used to fund the acquisition of Accelevation Holding Company, LLC and certain related acquisition costs.
The net cash inflows of $51.4 million for the nine months ended September 30, 2026 was largely driven by $382.2 million of net proceeds received from the issuance and repayment of debt used to finance our operations and growth plans, offset primarily by
$296.3 million of distributions and $22.1 million of notes issued to members during the period ended September 30, 2026.
Off-Balance Sheet Arrangements
As of September 30, 2026, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates, and assumptions that impact the reported amount of revenue and expenses, assets and liabilities, and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when the estimate or assumption is complex in nature or requires a high degree of judgment, and the use of different judgments, estimates, and assumptions could have a material impact on our consolidated financial statements. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

September 30, 2026 Form 10-Q	54
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Combinations
We had a change in control on January 2, 2025 (“Inception”) resulting in a new basis of accounting, and we completed three additional acquisitions for an aggregate purchase price of $548.8 million from Inception to December 31, 2025. In accordance with
ASC 805 Business Combinations, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as goodwill. Intangible assets have been determined to be separately identifiable and recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity.
We use our best estimates and assumptions to assign fair values to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Determining these fair values and estimated lives required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The fair value of the identifiable intangible assets has been estimated using the multi-period excess earnings method (customer relationships and order backlog) and relief from royalty method (trade name and technology). Significant inputs used in valuing intangible assets we have acquired include but are not limited to: (i) estimated revenue and expenses based on actuals and forecasts, (ii) royalty rates, (iii) discount rates and (iv) customer attrition rates. The determination of fair value and estimated lives required considerable judgment and were sensitive to changes in underlying assumptions, estimates and market factors.
As part of the acquisition of Aura in 2025, we agreed to pay contingent consideration to the sellers for a percentage of non-GAAP revenue generated from the sale of specified products (“In-Scope Products”) during the five-year period after the acquisition
(“Earnout Period”). We are required to remeasure this contingent consideration at fair value as of each reporting period and record changes in the fair value in earnings through the date that the contingent consideration is fully settled. The estimation of the fair value of the contingent consideration requires the application of significant judgment and estimates regarding the future non-GAAP revenues expected to be generated from In-Scope Products, for which there is no certainty. There is no defined limit regarding the amount of Contingent Consideration that could potentially become payable to the sellers of Aura on an annual basis or over the
Earnout Period. The fair value of the Contingent consideration has been determined based upon non-GAAP revenue projections and projections of our related payment obligations to Aura’s sellers, discounted to reflect the present value of the projected payment obligations. We recognized $0.5 million of SG&A expense in our statement of operations for the nine months ended
September 30, 2026, related to the remeasurement of this contingent consideration. Future revisions to our estimates of non-
GAAP revenue expected to be generated from In-Scope Products could result in material changes to our estimates of our contingent consideration liability, triggering adjustments required to be recognized in our statements of operations in future periods.
Revenue Recognition
We recognize revenue upon satisfying the performance obligations identified in a contract, which is achieved as services are rendered, upon completion of a service, or through the transfer of control of the promised good or service to the customer at either a point in time or over time. Once we identify a contract’s performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. Our contracts generally do not contain penalties, credits, price concessions, or other types of potential variable consideration. Prices are fixed at contract inception and are not contingent on performance or any other criteria.
A significant portion of our revenue is recognized over time, as the work performed under our customized integrated solution contracts typically involves a continuous transfer of control to the customer. For these customer contracts, revenue is recognized over time as they involve the delivery of products with no alternative use. While contracts may contain a customer termination for convenience clause, there is an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date.
For contracts for which revenue is recognized over time, we apply the cost-to-cost method to (1) estimate progress towards contract completion and (2) measure the amount of revenue to be recognized. For these contracts to which we apply the cost-to-

September 30, 2026 Form 10-Q	55
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
cost method, the costs incurred to date, measured as a percentage of total estimated costs to complete a performance obligation or the contract (“Estimated Costs at Completion”), has been deemed the best measure of progress toward satisfying a performance obligation or a contract in its entirety.
Our estimates of the total costs to complete a performance obligation under a contract and/or the contract in its entirety are subject to significant assumptions, judgments, and uncertainties, as well as certain factors that may be outside of our control. As these estimates are subject to change over the life of a contract, we review our cost estimates on a periodic basis, as well as when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections. Examples of uncertainties, judgments, and certain other factors outside of our control that subject our Estimated Costs at Completion to change include:
•the length of our contracts, which may subject Estimated Costs at Completion to changes in commodity prices and/or labor costs;
•project delays, which may result in unanticipated costs;
•changes in our underlying indirect cost structure as we scale to match our growth; and
•the complexity and highly customized nature, size, components, designs and configurations of our integrated infrastructure solutions, which may impact our ability to forecast total contract costs at contract inception.
As our customized integrated infrastructure projects for which revenue is recognized over time are generally fixed price contracts, changes in the estimated total costs at completion of a contract or in estimated total transaction price will impact the amount of contract revenue recognized in a reporting period, the timing of revenue recognition over the course of a contract, as well as contract gross margins. As these impacts are recognized on a cumulative basis for the contract life-to-date, significant changes in
Estimated Costs at Completion can result in the reversal of previously recognized revenue, the acceleration of revenue recognition, or the determination that a loss provision is required to be recognized related to a contract. Accordingly, changes in Estimated
Costs at Completion could materially impact our revenue or gross margin reported in future periods.
For the nine months ended September 30, 2026, we recognized contract loss provisions totaling $22.4 million representing the amounts by which Estimated Costs at Completion for certain contracts expected to exceed the transaction price. Of that amount,
$14.4 million is related to projects not yet completed. Any incremental increases to the estimated costs to complete the contracts for which we have already recognized a loss would further increase the losses realized on these contracts. A 10% increase in the forecasted remaining costs at September 30, 2026 for contracts not yet completed on which we have already recorded a loss provision could result in the realization of incremental losses of up to $0.9 million on these contracts.
We believe that our active contracts with current forecasted gross margins below 20% are most susceptible to becoming a loss contract in a future period if they were to experience material changes to their respective Estimated Costs at Completion. As of
September 30, 2026, we had seven contracts for which revenue is recognized over time that met this criterion. If each of these contracts experienced a 25% increase in forecasted remaining costs to complete, without a corresponding change in contract value, we could be required to recognize an incremental loss provision totaling approximately $10.2 million.
In addition, for certain contracts, changes in Estimated Costs at Completion may impact our financial results without triggering the recognition of a contract loss provision. For the nine months ended September 30, 2026, changes in estimates of progress toward completion on performance obligations recognized over time due to aggregate unfavorable adjustments to Estimated Costs at
Completion across programs resulted in an unfavorable cumulative catch-up adjustment to revenue of $11.6 million and were immaterial for the nine months ended September 30, 2025. As of September 30, 2026, we have significant contracts for which a substantial portion of their Estimated Costs at Completion have not yet been incurred and, accordingly, for which a substantial portion of the associated revenue has not been recognized. Due to the size of these contracts, as well as our remaining performance obligations to complete these contracts, it is reasonably possible that the Estimated Costs at Completion could change over the course of these contracts, and such changes could have a material impact on our future results of operations.

September 30, 2026 Form 10-Q	56
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Goodwill and Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We test goodwill for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired.
For the impairment test, we first assess qualitative factors, macroeconomic conditions, industry and market considerations, triggering events, cost factors and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, we may bypass the qualitative assessment and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test, we estimate fair value using an income approach, market approach or combination thereof. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. Based upon the annual qualitative goodwill impairment testing performed during the fourth quarter of 2025, we determined that there was no impairment of our goodwill during the year ended December 31, 2025. We did not note any impairment indicators for goodwill in the nine months ended September 30, 2026.
Acquired intangible assets include customer relationships, technology and trade names. Finite-lived intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits of such assets are consumed. We assess amortized intangible assets for impairment when events or circumstances suggest that the carrying values may not be recoverable. This assessment involves comparing the carrying value of the assets or asset groups to their undiscounted expected future cash flows. If the total undiscounted future cash flows are less than the carrying amount, we recognize an impairment loss equal to the difference between the carrying amount and the fair value of the assets or asset groups. Determining fair value requires management to make estimates and judgments based on various factors, including projected revenues and associated earnings. We did not recognize any intangible assets impairment losses in the year ended December 31, 2025 or the nine months ended September 30, 2026.
Share Based Compensation - Series P Units
Certain of our employees hold profit interests in Accelevation Topco LLC (“Topco”), a parent entity to Accelevation LLC. These profit interests (the "Series P Units") represent a right to share in the future appreciation of the equity value of Topco. We recognize equity-based compensation expense related to these Series P Units in Topco based on the grant date fair value of the profit interests. The determination of the fair value of Series P Units awards issued to our employees is based upon the estimated enterprise value of Topco and the use of an option pricing model to allocate that enterprise value (after allocation of a portion to outstanding debt) among Topco’s underlying classes of equity.
With the assistance of a third-party valuation provider, management has determined the enterprise value of Topco and applied the option pricing model to determine the fair value of granted Series P Units on a quarterly basis since the change of control of the
Company on January 2, 2025. The grant date fair value of Series P Units recognized in our financial statements is based upon the most recently completed quarterly valuation of Topco.
Given the absence of a public trading market for Topco’s common units, and in accordance with the American Institute of Certified
Public Accountants Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the enterprise value of Topco. These factors included:
•actual operating and financial results of Topco, consisting primarily of our results;
•the likelihood of various potential liquidity events, including an initial public offering and prevailing market conditions;
•the lack of marketability of Topco’s equity;

September 30, 2026 Form 10-Q	57
Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•average historical stock price volatility of comparable publicly traded companies in Topco's industry peer group; and
•the U.S and global economic and capital market conditions and outlook.
Since Topco is privately held, in order to estimate the value of the enterprise and determine the fair value of the underlying equity, we have historically used either the market approach, the income approach, or a combination thereof. During the year ended
December 31, 2025, the enterprise value of Topco was based entirely on the market approach. For the market approach, we utilized the Guideline Company Method by selecting certain companies that we considered to be the most comparable to Topco in terms of size, growth, profitability, risk and return on investment, amongst other factors. We then used these guideline companies to develop relevant Adjusted EBITDA multiples, which were then adjusted to account for differences in growth prospects and risk profiles. The market multiples and ratios were applied to Topco’s trailing twelve month Adjusted EBITDA based on assumptions at the time of the valuation in order to estimate our total enterprise value. The estimated enterprise value at each grant date was then allocated to each class of equity comprising Topco’s capital structure, with a discount for lack of marketability, ranging from 15%
to 30% applied to the estimate fair value of the Series P Units due to the lack of an active market for Topco’s equity.
The use of the Option Pricing Method requires us to estimate the strike price of the award based on whether certain market conditions and internal rates of return are expected to be met.  We utilize the estimated time to a liquidity event to estimate the expected term of the awards. Expected volatility is based on the average of historical and implied volatilities of a set of comparable companies over the expected term of the award, adjusted for size and leverage. The risk-free rates are based on the yields of U.S.
Treasury instruments over a comparable term of the award.  The following table details the assumptions utilized for the awards granted during the year ended December 31, 2025:

Expected Term	2.0 – 2.9 Years
Volatility	37.5% – 45%
Risk Free Rate	3.47% – 4.27%
In addition, our enterprise valuation performed as of December 31, 2025, which is the basis for determining the fair value of Series
P Units granted between December 31, 2025 and September 30, 2026, began to incorporate an assumption for the occurrence of a potential future IPO. Prior to this valuation, an assumption of an IPO was not reflected in the determination of enterprise value as discussions had not commenced and the business had recently been acquired as of January 2, 2025. The incorporation of the assumption of a potential future IPO resulted in a 25% increase in the estimated enterprise value of Topco due to the application of higher EBITDA multiples that would be applicable to a potential IPO transaction.
In connection with the IPO, effective October 1, 2026, we modified the Series P Units. Under these modified terms, which took effect upon consummation of the IPO, the revised performance conditions are linked to certain selling stockholder sell-downs of their ownership interests in the Company. Upon the triggering of the performance conditions, Series P Unit holders are entitled to the partial settlement of their right to distributions under the Series P Unit awards in cash, shares, or a combination of cash and shares. These changes to the timing and manner in which the Series P Units are settled superseded many of the original terms of the awards and the 2025 Plan and, accordingly, the superseded terms are no longer deemed to remain in effect following the IPO.
Management concluded that the settlement obligation under the Series P Units’ modified performance conditions were not applicable until the October effective date of the IPO and the modified agreement. Future obligations will not be triggered or recognized until it is deemed probable that the performance condition will be achieved, which occurs with certain selling stockholders’ future sell-downs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposures or in our risk management policies as disclosed in the
Prospectus.

September 30, 2026 Form 10-Q	58
Part I
Item 4. Controls and Procedures
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of
September 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
In conjunction with the preparation of our consolidated financial statements as of and for the years ended December 31, 2025 and
2024, we identified the following material weaknesses in our internal control over financial reporting, which still exist as of
September 30, 2026:
•We identified a material weakness in our entity-level controls related to governance, financial reporting oversight and risk assessment. Specifically, governance controls, including the formalization of oversight structures and responsibilities, are not sufficiently established or documented. In addition, we do not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose certain accounting matters to provide reasonable assurance of preventing material misstatements. Additionally, management has not implemented a formal risk assessment that addresses risks relevant to financial reporting objectives, including fraud risks. Additionally, we have not designed, documented and maintained formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures.
Specifically, the deficiencies were identified related to: (i) preparation, review and approval of account reconciliations, journal entries and period-end close procedures, including appropriate segregation of duties; and (ii) significant accounting estimates and accruals.
•We have also not designed and maintained effective controls over information technology general controls ("ITGCs") for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, deficiencies were identified related to: (i) user access controls, including inappropriate access provisioning and segregation of duties conflicts; (ii) change management controls over system implementations and modifications; and (iii)
IT operations controls, including the monitoring and oversight of system activities.
Each of the material weaknesses described above could result in misstatements of our account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan and Status
Our remediation efforts are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require substantial effort throughout 2026 and beyond. Management intends to work internally and with various third-parties to design and implement the proper controls. While we believe the steps taken to date and those planned for implementation will improve our internal controls over financial reporting, we have not completed all remediation efforts.
The following remedial actions have been completed, initiated or are in process as of September 30, 2026:
•We have hired key financial, accounting, and IT leadership, including individuals who have significant experience with
SOX compliance, public company financial reporting, and remediating material weaknesses in internal controls, which is intended to strengthen the Company's financial reporting and internal control capabilities and address the personnel and expertise gaps previously identified.

September 30, 2026 Form 10-Q	59
Part I
Item 4. Controls and Procedures
•We have engaged a third-party accounting firm to assist with designing and implementing an effective control environment, including a formal risk assessment process.
•We have initiated the design and implementation of formal accounting policies, procedures and controls over significant accounts and disclosures. As part of these efforts, we have implemented a structured reconciliation preparation, review and approval process for certain significant accounts and have begun implementing additional controls intended to strengthen preparation, review and segregation of duties over period-end close activities. We continue to formalize these policies and procedures, train control owners and evaluate the operating effectiveness of the controls implemented to date
•We have begun implementing a formal review and approval process for financial reporting and disclosures, including oversight procedures intended to enhance the completeness, accuracy and timeliness of our financial reporting. Certain components of this process have been implemented, while additional procedures, documentation and testing remain in progress.
•We have completed an IT risk assessment to identify and evaluate relevant technology risks and have developed an
ITGC framework identifying the controls necessary to address those risks. We have initiated the design and documentation of the identified controls related to user access, change management and IT operations. These efforts remain ongoing, and the applicable controls have not yet operated for a sufficient period of time for management to evaluate their operating effectiveness.
Remediation efforts remain ongoing and include completing the design and implementation of the identified controls with the appropriate level of precision and supporting evidence, formalizing supporting policies and procedures, training control owners, and evaluating the operating effectiveness of the controls. Although certain controls have been implemented, implementation alone is not sufficient to conclude that the material weaknesses have been remediated. The material weaknesses will not be considered remediated until the applicable controls have been fully implemented, operated for a sufficient period of time, and management has concluded through testing that they are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the changes related to our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2026 Form 10-Q	60
Part II
Item 1.  Legal Proceedings
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
From time to time, we have been and may be involved in litigation that covers a wide range of matters, including, among others, contract and employment claims, personal injury claims, product liability claims and warranty claims and intellectual property matters. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.
Item 1A. Risk Factors
Information regarding our risk factors is disclosed under the section entitled “Risk Factors” in the Prospectus, with such risk factors incorporated herein by reference. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
The information required by this Item 2 regarding the unregistered sale of equity securities was previously reported in the
Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2026, under Item 3.02, and is incorporated herein by reference.
Use of Proceeds from IPO of Common Stock
On October 1, 2026, we closed our initial public offering (the "IPO"). In the IPO, Accelevation Holdings Corp. sold 10,000,000 shares of Class A common stock, and certain selling stockholders sold 20,000,000 shares of Class A common stock, in each case, at a public offering price of $18.00 per share.
There has been no material change in the use of proceeds as described in the Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

September 30, 2026 Form 10-Q	61
Part II
Item 5. Other Information
Item 5. Other Information
(c) Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended  September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act)
adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 6. Exhibits
(i)Exhibits

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of Accelevation Holdings Corp.	Form 8-K filed October 1, 2026, Exhibit 3.1
3.2	Amended and Restated Bylaws of Accelevation Holdings Corp.	Form 8-K filed October 1, 2026, Exhibit 3.2
4.1	Registration Rights Agreement, dated September 29, 2026, by and among Accelevation Holdings Corp., Accelevation Pubco Holdings LP and Accelevation Investment Holdings LLC	Form 8-K filed October 1, 2026, Exhibit 4.1
10.1
Director Nomination Agreement, dated as of September 29, 2026, by and among Accelevation Holdings Corp., Accelevation Pubco Holdings LP,
Accelevation Investment Holdings LLC, Michael Rubiera and the other parties signatory thereto
Form 8-K filed October 1, 2026, Exhibit 10.1
10.2	Limited Liability Company Agreement of Accelevation Holdings LLC, dated as of September 30, 2026, by and among Accelevation Holdings Corp. and the other parties signatory thereto	Form 8-K filed October 1, 2026, Exhibit 10.2
10.3	Tax Receivable Agreement, dated as of September 30, 2026, by and among Accelevation Holdings Corp., Accelevation Holdings LLC, Instor Blocker, Inc. and Accelevation Investment Holdings LLC.	Form 8-K filed October 1, 2026, Exhibit 10.3
10.4	Exchange Agreement, dated as of September 30, 2026, by and among Accelevation Holdings Corp., Accelevation Holdings LLC, Instor Blocker, Inc. and Accelevation Investment Holdings LLC	Form 8-K filed October 1, 2026, Exhibit 10.4
10.5	Form of Indemnification Agreement between Accelevation Holdings Corp. and each of its directors and executive officers	Form S-1 filed September 11, 2026 Exhibit 10.12
10.6	Accelevation Holdings Corp. 2026 Omnibus Incentive Plan	Form 8-K filed October 1, 2026, Exhibit 10.6
10.7
Credit Agreement, dated as of October 9, 2026, by and among Accelevation
LLC, Accelevation Holdings LLC, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and a letter of credit issuer
Form 8-K filed October 13, 2026, Exhibit 10.1
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

September 30, 2026 Form 10-Q	62
Part II
Item 5. Other Information

Exhibit Number	Description	Reference
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101).
*  Filed herewith.
** Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange
Act, except as shall be expressly set forth by specific reference in such filing
(ii)Financial statement schedules. No financial statement schedules are provided because the information called for is not applicable or is shown in the financial statements or notes.

September 30, 2026 Form 10-Q	63
Signatures
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized .

Accelevation Holdings Corp.

November 13, 2026	By: /s/ Michael Rubiera
Name: Michael Rubiera
Title: Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	By: /s/ Kenneth Krause
Name: Kenneth Krause
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)